Form 10-Q
period 2020-06-30
MCDONALDS CORP
filed 2020-08-10
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
744,102,514
(Number of shares of common stock
outstanding as of 6/30/2020)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and equivalents	$3,255.7	$898.5
Accounts and notes receivable	2,852.6	2,224.2
Inventories, at cost, not in excess of market	42.6	50.2
Prepaid expenses and other current assets	458.5	385.0
Total current assets	6,609.4	3,557.9
Other assets
Investments in and advances to affiliates	1,278.1	1,270.3
Goodwill	2,671.9	2,677.4
Miscellaneous	2,547.2	2,584.0
Total other assets	6,497.2	6,531.7
Lease right-of-use asset, net	13,002.3	13,261.2
Property and equipment
Property and equipment, at cost	39,137.4	39,050.9
Accumulated depreciation and amortization	(15,307.4)	(14,890.9)
Net property and equipment	23,830.0	24,160.0
Total assets	$49,938.9	$47,510.8
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings	$1,000.0	$—
Accounts payable	538.4	988.2
Lease liability	681.2	621.0
Income taxes	302.8	331.7
Other taxes	247.4	247.5
Accrued interest	316.1	337.8
Accrued payroll and other liabilities	1,073.6	1,035.7
Current maturities of long-term debt	3,086.6	59.1
Total current liabilities	7,246.1	3,621.0
Long-term debt	34,675.6	34,118.1
Long-term lease liability	12,478.9	12,757.8
Long-term income taxes	1,871.3	2,265.9
Deferred revenues - initial franchise fees	664.2	660.6
Other long-term liabilities	916.7	979.6
Deferred income taxes	1,549.2	1,318.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,780.0	7,653.9
Retained earnings	52,660.8	52,930.5
Accumulated other comprehensive income (loss)	(2,806.3)	(2,482.7)
Common stock in treasury, at cost; 916.5 and 914.3 million shares	(67,114.2)	(66,328.6)
Total shareholders’ equity (deficit)	(9,463.1)	(8,210.3)
Total liabilities and shareholders’ equity (deficit)	$49,938.9	$47,510.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2020	2019	2020	2019
Revenues
Sales by Company-operated restaurants	$1,593.7	$2,400.4	$3,619.5	$4,640.9
Revenues from franchised restaurants	2,088.0	2,940.9	4,696.0	5,656.0
Other revenues	79.8	68.5	160.4	137.0
Total revenues	3,761.5	5,409.8	8,475.9	10,433.9
Operating costs and expenses
Company-operated restaurant expenses	1,448.4	1,967.1	3,201.2	3,853.3
Franchised restaurants-occupancy expenses	524.5	544.7	1,078.7	1,077.8
Other restaurant expenses	63.3	55.4	128.8	108.7
Selling, general & administrative expenses
Depreciation and amortization	71.0	63.2	144.5	124.6
Other	576.0	469.9	1,092.3	907.6
Other operating (income) expense, net	117.2	35.6	175.7	(6.0)
Total operating costs and expenses	2,800.4	3,135.9	5,821.2	6,066.0
Operating income	961.1	2,273.9	2,654.7	4,367.9
Interest expense	319.1	284.2	599.1	558.3
Nonoperating (income) expense, net	(6.7)	(18.1)	(38.0)	(29.5)
Income before provision for income taxes	648.7	2,007.8	2,093.6	3,839.1
Provision for income taxes	164.9	490.9	502.9	993.8
Net income	$483.8	$1,516.9	$1,590.7	$2,845.3
Earnings per common share-basic	$0.65	$1.99	$2.14	$3.73
Earnings per common share-diluted	$0.65	$1.97	$2.12	$3.69
Dividends declared per common share	$1.25	$1.16	$2.50	$2.32
Weighted-average shares outstanding-basic	743.8	761.8	744.3	763.3
Weighted-average shares outstanding-diluted	748.6	768.7	749.6	770.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Net income	$483.8	$1,516.9	$1,590.7	$2,845.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	207.1	27.4	(259.1)	70.8
Reclassification of (gain) loss to net income	—	1.2	—	46.8
Foreign currency translation adjustments-net of tax benefit (expense) of $66.1, $27.8, ($49.2), and ($32.2)	207.1	28.6	(259.1)	117.6
Cash flow hedges:
Gain (loss) recognized in AOCI	(17.6)	1.0	(57.2)	9.2
Reclassification of (gain) loss to net income	(1.7)	(8.0)	(10.8)	(17.0)
Cash flow hedges-net of tax benefit (expense) of $5.8, $2.0, $20.5, and $2.3	(19.3)	(7.0)	(68.0)	(7.8)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(0.6)	0.4	(2.5)	0.4
Reclassification of (gain) loss to net income	2.9	1.5	6.0	2.7
Defined benefit pension plans-net of tax benefit (expense) of $0.1, $0.0, $0.5, and $0.0	2.3	1.9	3.5	3.1
Total other comprehensive income (loss), net of tax	190.1	23.5	(323.6)	112.9
Comprehensive income (loss)	$673.9	$1,540.4	$1,267.1	$2,958.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Operating activities
Net income	$483.8	$1,516.9	$1,590.7	$2,845.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	425.7	398.3	847.0	790.9
Deferred income taxes	(42.1)	58.0	234.3	112.3
Share-based compensation	30.8	28.9	56.7	60.5
Other	119.2	14.9	31.3	66.4
Changes in working capital items	(1,230.5)	(91.5)	(1,427.1)	70.7
Cash provided by (used for) operations	(213.1)	1,925.5	1,332.9	3,946.1
Investing activities
Capital expenditures	(305.0)	(597.8)	(787.5)	(1,113.1)
Purchases of restaurant businesses	(23.7)	(384.8)	(43.3)	(393.8)
Sales of restaurant businesses	1.8	68.6	27.5	200.5
Sales of property	1.8	68.9	17.6	91.2
Other	(71.5)	(54.9)	(129.3)	(456.1)
Cash used for investing activities	(396.6)	(900.0)	(915.0)	(1,671.3)
Financing activities
Net short-term borrowings	(4.1)	589.1	107.7	495.1
Long-term financing issuances	0.8	6.5	5,540.2	2,519.8
Long-term financing repayments	(699.9)	(981.2)	(962.6)	(1,396.2)
Treasury stock purchases	(2.3)	(1,067.4)	(904.9)	(2,063.5)
Common stock dividends	(929.7)	(883.0)	(1,860.4)	(1,769.8)
Proceeds from stock option exercises	57.7	139.4	157.0	250.0
Other	(0.4)	0.5	(121.9)	(10.8)
Cash provided by (used for) financing activities	(1,577.9)	(2,196.1)	1,955.1	(1,975.4)
Effect of exchange rates on cash and cash equivalents	63.5	16.0	(15.8)	(30.9)
Cash and equivalents increase (decrease)	(2,124.1)	(1,154.6)	2,357.2	268.5
Cash and equivalents at beginning of period	5,379.8	2,289.1	898.5	866.0
Cash and equivalents at end of period	$3,255.7	$1,134.5	$3,255.7	$1,134.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
Net income				2,845.3						2,845.3
Other comprehensive income (loss), net of tax					3.1	(7.8)	117.6			112.9
Comprehensive income										2,958.2
Common stock cash dividends ($2.32 per share)				(1,769.8)						(1,769.8)
Treasury stock purchases								(10.8)	(2,047.3)	(2,047.3)
Share-based compensation			60.5							60.5
Stock option exercises and other			113.0					3.1	135.0	248.0
Balance at June 30, 2019	1,660.6	$16.6	$7,549.5	$51,562.5	$(213.5)	$24.6	$(2,307.7)	(901.2)	$(63,440.8)	$(6,808.8)

For the six months ended June 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2019	1,660.6	$16.6	$7,653.9	$52,930.5	$(243.7)	$12.0	$(2,251.0)	(914.3)	$(66,328.6)	$(8,210.3)
Net income				1,590.7						1,590.7
Other comprehensive income (loss), net of tax					3.5	(68.0)	(259.1)			(323.6)
Comprehensive income										1,267.1
Common stock cash dividends ($2.50 per share)				(1,860.4)						(1,860.4)
Treasury stock purchases								(4.3)	(871.2)	(871.2)
Share-based compensation			56.7							56.7
Stock option exercises and other			69.4					2.1	85.6	155.0
Balance at June 30, 2020	1,660.6	$16.6	$7,780.0	$52,660.8	$(240.2)	$(56.0)	$(2,510.1)	(916.5)	$(67,114.2)	$(9,463.1)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2019	1,660.6	$16.6	$7,438.5	$50,928.6	$(215.4)	$31.6	$(2,336.3)	(897.1)	$(62,414.5)	$(6,550.9)
Net income				1,516.9						1,516.9
Other comprehensive income (loss), net of tax					1.9	(7.0)	28.6			23.5
Comprehensive income										1,540.4
Common stock cash dividends ($1.16 per share)				(883.0)						(883.0)
Treasury stock purchases								(5.4)	(1,083.6)	(1,083.6)
Share-based compensation			28.9							28.9
Stock option exercises and other			82.1					1.3	57.3	139.4
Balance at June 30, 2019	1,660.6	$16.6	$7,549.5	$51,562.5	$(213.5)	$24.6	$(2,307.7)	(901.2)	$(63,440.8)	$(6,808.8)

For the quarter ended June 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2020	1,660.6	$16.6	$7,713.5	$53,106.7	$(242.5)	$(36.7)	$(2,717.2)	(917.1)	$(67,133.8)	$(9,293.4)
Net income				483.8						483.8
Other comprehensive income (loss), net of tax					2.3	(19.3)	207.1			190.1
Comprehensive income										673.9
Common stock cash dividends ($1.25 per share)				(929.7)						(929.7)
Treasury stock purchases								(0.1)	(2.3)	(2.3)
Share-based compensation			30.8							30.8
Stock option exercises and other			35.7					0.7	21.9	57.6
Balance at June 30, 2020	1,660.6	$16.6	$7,780.0	$52,660.8	$(240.2)	$(56.0)	$(2,510.1)	(916.5)	$(67,114.2)	$(9,463.1)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2020, do not necessarily indicate the results that may be expected for the full year.
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

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2020	2019
Conventional franchised	21,822	21,717
Developmental licensed	7,685	7,413
Foreign affiliated	6,864	6,331
Total Franchised	36,371	35,461
Company-operated	2,649	2,647
Total Systemwide restaurants	39,020	38,108

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the Condensed Consolidated Financial Statements for the periods prior to purchase and sale.

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.8 million shares and 6.9 million shares for the quarters 2020 and 2019, respectively, and 5.3 million shares and 6.9 million shares for the six months 2020 and 2019, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.8 million shares and 1.1 million shares for the quarters 2020 and 2019, respectively, and 2.8 million shares and 2.0 million shares for the six months 2020 and 2019, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued guidance codified in Accounting Standards Codification Topic 326, "Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments". The standard replaces the incurred loss impairment methodology in prior GAAP with a methodology that instead reflects a current estimate of all expected credit losses on financial assets, including receivables. The guidance requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including country specific macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company adopted this guidance effective January 1, 2020, prospectively, and the adoption of this standard did not have a material impact to the Condensed Consolidated Financial Statements. The Company had an Allowance for bad debts of $116.7 million as of June 30, 2020 recorded as a reduction to Accounts and notes receivable on the Condensed Consolidated Balance Sheet. Included in this amount were increases in the allowance related to rent and royalty deferrals of $45 million and $92 million for the quarter and six months, respectively. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses.

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
Sales by Company-operated restaurants are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. Royalty revenues are based on a percent of sales and recognized at the time the underlying sales occur. Rental income includes both minimum rent payments, which are recognized straight-line over the franchise term (with the exception of rent concessions as a result of COVID-19 – refer to the Leasing policy update on page 11), and variable rent payments based on a percent of sales, which are recognized at the time the underlying sales occur. Initial fees are recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
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

Long-lived assets, Goodwill and Capitalized Software

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
As a result of the Company's analysis, and in consideration of the totality of events and circumstances, including the potential impact of COVID-19 related disruptions on the Company’s operating results, there were no indicators of impairment during the quarter or six months 2020.
In addition to the Long-lived assets and Goodwill impairment analysis, the Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists, which occurs more regularly throughout the year, such as when new software may be ready for its intended use. Results for the quarter and six months 2020 reflected write-offs of impaired software that were no longer being used of $11.9 million and $26.3 million, respectively.

Leasing

The FASB issued guidance for how companies may account for COVID-19 related rent concessions in the form of FASB staff and Board members’ remarks at the April 8, 2020 public meeting and the FASB Staff Q&A issued on April 10, 2020.
The Company elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This was elected for the Company’s entire lessee and lessor portfolio for any rent deferrals or rent abatements. For the lessee portfolio, the Company elected not to remeasure the lease liability and right-of-use asset if a rent deferral or a rent abatement is granted.
The Company deferred collection of approximately $150 million and $450 million of rental income on revenue that was recognized in the quarter and six months, respectively. Rental income includes both minimum rent payments and variable rent payments based on a percent of sales. The extent of the deferrals differs in length by market, but the deferrals primarily impact cash collection in the second quarter of 2020, the vast majority of which is expected to be collected in the third and fourth quarters of 2020.
Refer to the Cash Flow and Liquidity section on page 27 of this Form 10-Q for additional information on deferred collections of rental income as well as royalties.

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
At June 30, 2020, the fair value of the Company’s debt obligations was estimated at $43.9 billion, compared to a carrying amount of $38.8 billion, which reflects the new financings during the first quarter of a $1 billion line of credit and $5.5 billion of debt issuances under the Company's existing registration statement on Form S-3 with maturities ranging from 2025 to 2050 and interests rates ranging from 1.45% to 4.20%. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2020	December 31, 2019	Balance Sheet Classification	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$10.4	$10.0	Accrued payroll and other liabilities	$(4.9)	$(5.2)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities
Foreign currency	Miscellaneous other assets	24.7	9.5	Other long-term liabilities	(2.2)	(1.2)
Interest rate	Miscellaneous other assets	39.3	12.1	Other long-term liabilities
Total derivatives designated as hedging instruments		$74.4	$31.6		$(7.1)	$(6.4)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$0.2	$1.6	Accrued payroll and other liabilities	$—	$(0.1)
Foreign currency	Prepaid expenses and other current assets	—	12.4	Accrued payroll and other liabilities	(0.6)	(4.8)
Equity	Miscellaneous other assets	155.3	179.1
Total derivatives not designated as hedging instruments		$155.5	$193.1		$(0.6)	$(4.9)
Total derivatives		$229.9	$224.7		$(7.7)	$(11.3)

    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the six months ended June 30, 2020 and 2019, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2020	2019	2020	2019	2020	2019
Foreign currency	Nonoperating income/expense	$16.4	$11.9	$16.4	$22.6
Interest rate	Interest expense	(90.8)		(2.3)	(0.6)
Cash flow hedges		$(74.4)	$11.9	$14.1	$22.0

Foreign currency denominated debt	Nonoperating income/expense	$91.3	$104.3
Foreign currency derivatives	Nonoperating income/expense	15.0	9.2
Foreign currency derivatives(1)	Interest expense					$7.3	$5.1
Net investment hedges		$106.3	$113.5			$7.3	$5.1

Foreign currency	Nonoperating income/expense					$(10.9)	$(2.9)
Equity	Selling, general & administrative expenses					(23.6)	61.0
Undesignated derivatives						$(34.5)	$58.1
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At June 30, 2020, the carrying amount of fixed-rate debt that was effectively converted was $1.0 billion, which included an increase of $39.3 million of cumulative hedging adjustments. For the six months ended June 30, 2020, the Company recognized a $27.2 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
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
As of June 30, 2020, the Company had derivatives outstanding with an equivalent notional amount of $934.9 million that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at June 30, 2020, the $56.0 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2020, $12.2 billion of the Company's third party foreign currency denominated debt and $0.5 billion of intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2020 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2020, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019

Rents	$1,314.9	$1,898.6	$2,983.1	$3,646.2
Royalties	762.0	1,031.8	1,690.8	1,988.5
Initial fees	11.1	10.5	22.1	21.3
Revenues from franchised restaurants	$2,088.0	$2,940.9	$4,696.0	$5,656.0

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:

•	U.S. - the Company's largest market. The segment is 95% franchised as of June 30, 2020.

•
International Operated Markets - comprised of wholly-owned markets, or countries in which the Company operates restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of June 30, 2020.

•
International Developmental Licensed Markets & Corporate - comprised of primarily developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported within this segment. The segment is 98% franchised as of June 30, 2020.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2020	2019	2020	2019
Revenues
U.S.	$1,758.6	$2,043.8	$3,629.6	$3,931.4
International Operated Markets	1,612.5	2,904.5	4,016.8	5,587.2
International Developmental Licensed Markets & Corporate	390.4	461.5	829.5	915.3
Total revenues	$3,761.5	$5,409.8	$8,475.9	$10,433.9
Operating Income
U.S.	$735.2	$1,048.8	1,627.6	2,000.7
International Operated Markets	234.8	1,218.8	1,113.9	2,266.8
International Developmental Licensed Markets & Corporate	(8.9)	6.3	(86.8)	100.4
Total operating income	$961.1	$2,273.9	2,654.7	4,367.9

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
In July 2020, the Company announced its plan to divest a portion of our stake in McDonald’s Japan, which is a publicly traded company on the Japan Exchange Group (JASDAQ). The Company currently owns about 49% of McDonald's Japan and we record our share of net results in Equity in earnings of unconsolidated affiliates. We will retain at least a 35% ownership and expect the divestiture will occur gradually over time.
On July 30, 2020 the Company repaid the total $1 billion balance on its line of credit that was classified as Short-term borrowings on the Condensed Consolidated Balance Sheet as of June 30, 2020. The $1 billion line of credit agreement remains in place and the amount remains available to be borrowed.
There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in 119 countries. Of the 39,020 restaurants at June 30, 2020, 36,371 were franchised, which is 93% of McDonald's restaurants.
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
Directly operating McDonald’s restaurants contributes significantly to our ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Company-owned and operated restaurants provide Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, we are able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit McDonald’s restaurants.
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
Franchisees are responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company may co-invest with franchisees to fund improvements to their restaurants or their operating systems. These investments, developed in collaboration with franchisees, are designed to cater to consumer preferences, improve local business performance, and increase the value of our brand through the development of modernized, more attractive and higher revenue generating restaurants.
The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue, primarily through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects that temporary restaurant closures, limited operations and dramatic changes in consumer behavior, as a result of COVID-19, will continue to have a significant negative impact on revenues.
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
As both royalty revenues and the Company's share of net results in equity investments are based on sales results, the Company expects to continue to have a significant negative impact to revenues and Equity in earnings of unconsolidated affiliates as a result of COVID-19.

COVID-19 Impact and Strategic Direction
Driven by our Velocity Growth Plan (the "Plan") the Company delivered strong global comparable sales in 2019 and early 2020. The outbreak of COVID-19 and the resulting operational impact brought on by several related factors, including temporary restaurant closures, limited operations and dramatic changes in consumer behavior, led to a marked decline in sales during the second half of March and early in the second quarter. The Company focused on contactless service and enhancing operating procedures to create a safe environment for both customers and crew. Global monthly comparable sales sequentially improved throughout the second quarter as markets reopened and government restrictions eased. In addition, the Company is:

•
Capitalizing on our high drive-thru penetration during the COVID-19 pandemic. Our drive-thru presence around the world has proven to be a competitive advantage as markets with a higher percentage of drive-thru are showing quicker recovery.

•
Focusing on running great restaurants by simplifying operations through a limited menu rooted in our core, iconic menu items and by creating a better customer experience with improved speed of service.

While the Company cannot predict the duration or scope of the COVID-19 pandemic, it has negatively impacted the business and our financial results, condition and outlook. The Company has demonstrated the strategic foresight that will position our business for future success. This includes the Company’s investments in technology and new capabilities through the following initiatives:

•
Delivery. We now offer delivery in over 27,000 restaurants around the world and our delivery sales are up significantly versus pre-COVID-19 levels. We have been leveraging learnings throughout the System and sharing innovative best practices across our markets, including the use of contactless delivery, to adapt to changing customer behaviors. We continue to see great opportunities with delivery, and are focusing our efforts on encouraging customer order frequency and retention in 2020 and beyond.

•
Digital. The investments the Company has made over the past several years with our emerging digital customer experience platform; including mobile order and pay and the acquisitions of Dynamic Yield and Apprente, remain a priority for our business. Dynamic Yield has been implemented via outdoor digital menu boards across the U.S. and Australia, offering customers a more customized experience, while Apprente, the conversational interface technology is expected to provide more efficient and accurate ordering in the drive-thru in the future. Our digital investments enable us to give customers more choices and flexibility in how they order, pay, and receive their food during this unprecedented time and will remain important to our business moving forward.

The Company is confident that our customer focus and current prioritization of resources will be important levers as we drive our recovery and we will continue to use our strategic agility to adapt to the evolving environment. While the Plan has served us well and elements of the Plan will continue to be important, we will continue to evolve the strategy as needed to meet the needs of the customer.

Second Quarter and Six Months 2020 Financial Performance
Global comparable sales increased 7.2% for the two months ended February 2020, with all segments benefiting from Leap Day. Globally, sales results began to markedly decline during the second half of March due to COVID-19. Throughout the second quarter of 2020, the U.S., International Operated Markets segment and global monthly comparable sales results sequentially improved as markets reopened restaurants and governments eased restrictions. Global comparable sales decreased 23.9% for the quarter and 14.0% for the six months.

•
U.S. comparable sales decreased 8.7% for the quarter and 4.5% for the six months. Comparable sales results for the second quarter of 2020 continued to benefit from strong average check growth. Comparable guest counts remained negative, particularly at the breakfast daypart.

•
International Operated Markets segment comparable sales decreased 41.4% for the quarter and 24.8% for the six months. Both periods were heavily impacted by temporary restaurant closures and limited operations, particularly in the U.K. and France.

•
International Developmental Licensed Markets segment comparable sales decreased 24.2% for the quarter and 14.4% for the six months. The second quarter results were primarily impacted by temporary restaurant closures across nearly all geographies, most notably in Latin America. Results for the quarter and six months reflected continued negative comparable sales in China. Results for both periods also reflected positive comparable sales in Japan.

In addition to the comparable sales results, the Company had the following financial results for the quarter and six months 2020:

•	Consolidated revenues decreased 30% (29% in constant currencies) for the quarter and 19% (17% in constant currencies) for the six months.

•	Systemwide sales decreased 24% (23% in constant currencies) for the quarter and 14% (13% in constant currencies) for the six months.

•	Consolidated operating income decreased 58% (57% in constant currencies) for the quarter and 39% (38% in constant currencies) for the six months.

•
Diluted earnings per share decreased 67% (66% in constant currencies) to $0.65 for the quarter and decreased 43% (42% in constant currencies) to $2.12 for the six months. Refer to the Net Income and Diluted Earnings per Share section on page 19 for additional details.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2020		June 30, 2020
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$1,593.7	(34)%	$3,619.5	(22)%
Revenues from franchised restaurants	2,088.0	(29)	4,696.0	(17)
Other revenues	79.8	16	160.4	17
Total revenues	3,761.5	(30)	8,475.9	(19)
Operating costs and expenses
Company-operated restaurant expenses	1,448.4	(26)	3,201.2	(17)
Franchised restaurants-occupancy expenses	524.5	(4)	1,078.7	0
Other restaurant expenses	63.3	14	128.8	18
Selling, general & administrative expenses
Depreciation and amortization	71.0	12	144.5	16
Other	576.0	23	1,092.3	20
Other operating (income) expense, net	117.2	n/m	175.7	n/m
Total operating costs and expenses	2,800.4	(11)	5,821.2	(4)
Operating income	961.1	(58)	2,654.7	(39)
Interest expense	319.1	12	599.1	7
Nonoperating (income) expense, net	(6.7)	63	(38.0)	(29)
Income before provision for income taxes	648.7	(68)	2,093.6	(45)
Provision for income taxes	164.9	(66)	502.9	(49)
Net income	$483.8	(68)%	$1,590.7	(44)%
Earnings per common share-basic	$0.65	(67)%	$2.14	(43)%
Earnings per common share-diluted	$0.65	(67)%	$2.12	(43)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2020	2019	2020
Revenues	$3,761.5	$5,409.8	$(82.5)
Company-operated margins	145.3	433.3	(1.3)
Franchised margins	1,563.5	2,396.2	(21.1)
Selling, general & administrative expenses	647.0	533.1	4.8
Operating income	961.1	2,273.9	(16.5)
Net income	483.8	1,516.9	(10.5)
Earnings per share-diluted	$0.65	$1.97	$(0.01)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2020	2019	2020
Revenues	$8,475.9	$10,433.9	$(157.3)
Company-operated margins	418.3	787.6	(4.9)
Franchised margins	3,617.3	4,578.2	(56.3)
Selling, general & administrative expenses	1,236.8	1,032.2	8.6
Operating income	2,654.7	4,367.9	(52.8)
Net income	1,590.7	2,845.3	(23.3)
Earnings per share-diluted	$2.12	$3.69	$(0.03)

•	The negative impact of foreign currency translation on consolidated operating results for the quarter and six months primarily reflected the weakening of the Australian Dollar and Euro.

Net Income and Diluted Earnings per Share
For the quarter, net income decreased 68% (67% in constant currencies) to $483.8 million, and diluted earnings per share decreased 67% (66% in constant currencies) to $0.65. Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.
For the six months, net income decreased 44% (43% in constant currencies) to $1,590.7 million, and diluted earnings per share decreased 43% (42% in constant currencies) to $2.12. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
Results for the quarter and six months reflected sales performance declines due to temporary restaurant closures, limited operations and dramatic changes in consumer behavior as a result of COVID-19.
Results for the quarter and six months also included the following:

•	Over $200 million of committed incremental franchisee support for marketing to accelerate recovery and drive growth across the U.S. and International Operated Markets.

◦	About $100 million was recorded in the U.S., with over half of that amount reflected in franchised margins and the remaining amount reflected in Selling, General and Administrative Expenses.

◦	The remaining over $100 million of support was recorded in Selling, General and Administrative Expenses in the International Operated Markets segment.

•	$31 million of payments to distribution centers for obsolete inventory to support franchisee liquidity (reflected in Other Operating (Income) Expenses, Net).

•	An increase in reserves for bad debts of $45 million and $92 million for the quarter and six months, respectively.

•	Lower gains on sales of restaurant businesses.

•	Lower equity in earnings of unconsolidated affiliates.

Outlined below is additional information for the quarter and six months ended June 30, 2020:

EARNINGS PER SHARE-DILUTED RECONCILIATION

	Quarters Ended June 30,				Six Months Ended June 30,
	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP earnings per share-diluted	$0.65	$1.97	(67)%	(66)%	$2.12	$3.69	(43)%	(42)%
Strategic charges	0.01	0.08			0.01	0.08
Non-GAAP earnings per share-diluted	$0.66	$2.05	(68)%	(67)%	$2.13	$3.77	(44)%	(43)%

Results for the quarter and six months 2020 included $0.01 per share of pre-tax strategic charges primarily due to the write-off of impaired software that was no longer being used of $12 million and $26 million, respectively. The six months was offset by $13 million of income primarily comprised of a reversal of a reserve associated with the Company's sale of its business in the India Delhi market in January 2020.
Results for the quarter and six months 2019 included $78 million of pre-tax strategic charges, or $0.08 per share, primarily related to impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters.
Diluted earnings per share for both periods benefited from a decrease in diluted weighted average shares outstanding. For the six months, the Company repurchased 4.3 million shares of stock for $871.2 million. The Company suspended its share repurchase program in early March; therefore, no shares have been repurchased since then. In addition, in the second quarter, the Company paid a quarterly dividend of $1.25 per share, or $929.7 million, bringing total dividends paid for the six months to $1.9 billion.

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
Franchised restaurants represented 93% of McDonald's restaurants worldwide at June 30, 2020. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects that temporary restaurant closures, limited operations and dramatic changes in consumer behavior as a result of COVID-19 will continue to have a significant negative impact on revenue. The Company has granted the deferral of cash collection for certain rent and royalties earned from franchisees in substantially all markets. The extent of the deferrals differs in length by market. Although the Company is deferring cash collection, revenue is continuing to be recognized as sales are incurred.

REVENUES
Dollars in millions
Quarters Ended June 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$551.8	$634.8	(13)%	(13)%
International Operated Markets	882.8	1,621.9	(46)	(43)
International Developmental Licensed Markets & Corporate	159.1	143.7	11	16
Total	$1,593.7	$2,400.4	(34)%	(31)%
Franchised revenues
U.S.	$1,165.2	$1,372.8	(15)%	(15)%
International Operated Markets	706.5	1,262.4	(44)	(42)
International Developmental Licensed Markets & Corporate	216.3	305.7	(29)	(26)
Total	$2,088.0	$2,940.9	(29)%	(28)%
Total Company-operated sales and Franchised revenues
U.S.	$1,717.0	$2,007.6	(14)%	(14)%
International Operated Markets	1,589.3	2,884.3	(45)	(43)
International Developmental Licensed Markets & Corporate	375.4	449.4	(16)	(13)
Total	$3,681.7	$5,341.3	(31)%	(30)%

Total Other revenues	$79.8	$68.5	16%	18%

Total Revenues	$3,761.5	$5,409.8	(30)%	(29)%
Six Months Ended June 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,131.0	$1,232.4	(8)%	(8)%
International Operated Markets	2,188.1	3,109.8	(30)	(27)
International Developmental Licensed Markets & Corporate	300.4	298.7	1	6
Total	$3,619.5	$4,640.9	(22)%	(20)%
Franchised revenues
U.S.	$2,415.9	$2,621.4	(8)%	(8)%
International Operated Markets	1,780.5	2,437.5	(27)	(25)
International Developmental Licensed Markets & Corporate	499.6	597.1	(16)	(13)
Total	$4,696.0	$5,656.0	(17)%	(16)%
Total Company-operated sales and Franchised revenues
U.S.	$3,546.9	$3,853.8	(8)%	(8)%
International Operated Markets	3,968.6	5,547.3	(28)	(26)
International Developmental Licensed Markets & Corporate	800.0	895.8	(11)	(7)
Total	$8,315.5	$10,296.9	(19)%	(18)%

Total Other revenues	$160.4	$137.0	17%	18%

Total Revenues	$8,475.9	$10,433.9	(19)%	(17)%

•
Total Company-operated sales and franchised revenues decreased 31% (30% in constant currencies) for the quarter and decreased 19% (18% in constant currencies) for the six months. Both periods reflected sales performance declines as a result of COVID-19. Revenue declines for both periods were more significant in the International Operated Markets segment, primarily driven by the temporary restaurant closures and limited operations, particularly in the U.K. and France. For the six months, results also reflected strong global comparable sales results for the two months ended February 2020.

Comparable Sales
The following table presents the percent change in comparable sales:

	Increase/(Decrease)
	Month Ended			Quarters Ended June 30,
	April 30, 2020	May 31, 2020	June 30, 2020	2020	2019
U.S.	(19.2)%	(5.1)%	(2.3)%	(8.7)%	5.7%
International Operated Markets	(66.7)	(40.5)	(18.4)	(41.4)	6.6
International Developmental Licensed Markets & Corporate	(32.3)	(20.0)	(20.3)	(24.2)	7.9
Total	(39.0)%	(20.9)%	(12.3)%	(23.9)%	6.5%

	Increase/(Decrease)
	Six Months Ended June 30,
	2020	2019
U.S.	(4.5)%	5.1%
International Operated Markets	(24.8)	6.3
International Developmental Licensed Markets & Corporate	(14.4)	6.9
Total	(14.0)%	6.0%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2020:

	Quarter Ended June 30, 2020		Six Months Ended June 30, 2020
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	(9)%	(9)%	(5)%	(5)%
International Operated Markets	(43)	(41)	(26)	(24)
International Developmental Licensed Markets & Corporate	(24)	(22)	(15)	(12)
Total	(24)%	(23)%	(14)%	(13)%

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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$8,889.9	$9,710.9	(8)%	(8)%
International Operated Markets	4,184.9	7,196.4	(42)	(40)
International Developmental Licensed Markets & Corporate	4,381.7	5,868.3	(25)	(23)
Total	$17,456.5	$22,775.6	(23)%	(22)%

Ownership type
Conventional franchised	$13,051.1	$16,810.3	(22)%	(22)%
Developmental licensed	2,056.9	3,556.8	(42)	(38)
Foreign affiliated	2,348.5	2,408.5	(3)	(2)
Total	$17,456.5	$22,775.6	(23)%	(22)%

Six Months Ended June 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$17,763.6	$18,561.3	(4)%	(4)%
International Operated Markets	10,377.6	13,861.2	(25)	(23)
International Developmental Licensed Markets & Corporate	9,828.7	11,563.6	(15)	(12)
Total	$37,969.9	$43,986.1	(14)%	(12)%

Ownership type
Conventional franchised	$28,037.5	$32,276.3	(13)%	(12)%
Developmental licensed	5,284.9	6,879.6	(23)	(19)
Foreign affiliated	4,647.5	4,830.2	(4)	(4)
Total	$37,969.9	$43,986.1	(14)%	(12)%

Restaurant Margins

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2020	2019
Franchised
U.S.	$882.7	$1,093.0	(19)%	(19)%
International Operated Markets	470.5	1,004.5	(53)	(52)
International Developmental Licensed Markets & Corporate	210.3	298.7	(30)	(27)
Total	$1,563.5	$2,396.2	(35)%	(34)%
Company-operated
U.S.	$83.3	$103.7	(20)%	(20)%
International Operated Markets	57.1	328.4	(83)	(82)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$145.3	$433.3	(66)%	(66)%
Total restaurant margins
U.S.	$966.0	$1,196.7	(19)%	(19)%
International Operated Markets	527.6	1,332.9	(60)	(59)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$1,708.8	$2,829.5	(40)%	(39)%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2020	2019
Franchised
U.S.	$1,844.0	$2,072.7	(11)%	(11)%
International Operated Markets	1,285.8	1,923.5	(33)	(31)
International Developmental Licensed Markets & Corporate	487.5	582.0	(16)	(13)
Total	$3,617.3	$4,578.2	(21)%	(20)%
Company-operated
U.S.	$163.8	$187.0	(12)%	(12)%
International Operated Markets	254.8	597.4	(57)	(57)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$418.3	$787.6	(47)%	(46)%
Total restaurant margins
U.S.	$2,007.8	$2,259.7	(11)%	(11)%
International Operated Markets	1,540.6	2,520.9	(39)	(37)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$4,035.6	$5,365.8	(25)%	(24)%
n/m Not meaningful

•
Total restaurant margins decreased $1,120.7 million or 40% (39% in constant currencies) for the quarter and decreased $1,330.2 million or 25% (24% in constant currencies) for the six months, primarily due to sales performance declines as a result of COVID-19. Franchised margins represented about 90% of restaurant margin dollars for both the quarter and six months.

The U.S. franchised margin decrease for both periods also reflected additional committed support provided for marketing to accelerate recovery and drive growth, including the free Thank You Meals served across the country to first responders and health care workers. In addition, both periods reflected higher depreciation costs related to investments in Experience of the Future ("EOTF").
The U.S. and International Operated Markets segments Company-operated margins for both periods also reflected incremental COVID-19 expenses incurred for employee related costs, personal protective equipment, signage and other restaurant costs.

•	Total restaurant margins included $354.6 million and $705.5 million of depreciation and amortization expense for the quarter and six months, respectively.

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses increased $113.9 million or 21% (22% in constant currencies) for the quarter and $204.6 million or 20% (21% in constant currencies) for the six months. Both periods reflected about $160 million of committed incremental marketing contributions by the Company to the System's advertising cooperative arrangements across the U.S. and International Operated Markets to accelerate recovery and drive growth, partly offset by lower travel costs and incentive-based compensation expense. The six months also reflected $40 million of costs related to the cancellation of the 2020 Worldwide Owner/Operator Convention; approximately $20 million of incremental costs related to contractual obligations as a result of a reduction in scope of certain investments in restaurant technology and research & development; and Dynamic Yield costs which were not included in the first quarter 2019.

•	Selling, general and administrative expenses as a percent of Systemwide sales was 3.0% and 2.1% for the six months ended 2020 and 2019, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gains on sales of restaurant businesses	$(0.3)	$(43.9)	$(2.8)	$(73.0)
Equity in earnings of unconsolidated affiliates	(4.5)	(34.1)	(19.2)	(69.2)
Asset dispositions and other (income) expense, net	110.0	35.3	184.4	57.6
Impairment and other charges, net	12.0	78.3	13.3	78.6
Total	$117.2	$35.6	$175.7	$(6.0)

•	Gains on sales of restaurant businesses decreased for the quarter and six months primarily due to fewer restaurant sales, primarily in the U.K. and the U.S.

•
Equity in earnings of unconsolidated affiliates declined for the quarter and six months primarily due to sales performance declines as a result of COVID-19 in both the International Operated Markets and International Developmental Licensed Markets.

•
Asset dispositions and other expense, net increased for the quarter and six months reflecting $31 million of payments to distribution centers for obsolete inventory to support franchisee liquidity. Results also reflected $45 million and $92 million of increased reserves for bad debts for the quarter and six months, respectively.

•
Impairment and other charges, net for the quarter and six months 2020 reflected the write-off of impaired software that was no longer being used of $11.9 million and $26.3 million, respectively. The six months was mostly offset by $13.0 million of income primarily comprised of a reversal of a reserve associated with the Company's sale of its business in the India Delhi market in January 2020. Results for the quarter and six months 2019 primarily reflected $99.4 million of impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by $19.5 million of gains on the sales of property at the former Corporate headquarters.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended June 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$735.2	$1,048.8	(30)%	(30)%
International Operated Markets	234.8	1,218.8	(81)	(80)
International Developmental Licensed Markets & Corporate	(8.9)	6.3	n/m	n/m
Total	$961.1	$2,273.9	(58)%	(57)%
Six Months Ended June 30,	2020	2019	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$1,627.6	$2,000.7	(19)%	(19)%
International Operated Markets	1,113.9	2,266.8	(51)	(49)
International Developmental Licensed Markets & Corporate	(86.8)	100.4	n/m	n/m
Total	$2,654.7	$4,367.9	(39)%	(38)%

Operating margin	31.3%	41.9%
Non-GAAP operating Margin	31.5%	42.6%

n/m Not meaningful

•
Operating Income: Operating income decreased $1,312.8 million or 58% (57% in constant currencies) for the quarter and decreased $1,713.2 million or 39% (38% in constant currencies) for the six months. The operating income decrease for both periods in all segments primarily reflected sales performance declines as a result of COVID-19.

•
U.S.: Results for the quarter and six months also reflected about $100 million of incremental committed support for marketing to accelerate recovery and drive growth. Both periods also reflected lower gains on sales of restaurant businesses.

•
International Operated Markets: The operating income decrease for the quarter and six months also reflected over $100 million of incremental committed support for marketing to accelerate recovery and drive growth; incremental COVID-19 Company-operated expenses for employee related costs, personal protective equipment, signage and other restaurant costs; lower equity in earnings from unconsolidated affiliates; and $23 million of payments to distribution centers for obsolete inventory.

•
International Developmental Licensed Markets & Corporate: Results for both the quarter and six months also reflected lower equity in earnings of unconsolidated affiliates and $45 million and $92 million of increased reserves for bad debts for the quarter and six months, respectively. Results for both the quarter and six months 2019 reflected approximately $78 million of net impairment and strategic charges.

•
Operating Margin: Operating margin is defined as operating income as a percent of total revenues. The contributions to operating margin differ by segment due to each segment's ownership structure, primarily due to the relative percentage of franchised versus Company-operated restaurants. Additionally, the number of temporary restaurant closures, which varies by segment, as a result of COVID-19, also impacts the contribution of each segment to the consolidated operating margin.

The decrease in operating margin percent for the six months was driven by a decline in sales performance, higher other operating expenses and higher G&A. While the sales driven franchised margin decline had a dilutive effect on operating margin percent, franchised margins represented about 90% of overall margin dollars and were a key component of operating income.

Interest Expense

•
Interest expense increased 12% (13% in constant currencies) for the quarter and increased 7% (8% in constant currencies) for the six months, reflecting higher average debt balances, partly offset by a decrease in the amount of Euro denominated deposits incurring interest expense as a result of the Company's cash management strategies.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2020 to increase about 10% to 12% due primarily to higher average debt balances as a result of additional issuances in response to COVID-19.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income	$(5.0)	$(10.7)	$(10.4)	$(20.7)
Foreign currency and hedging activity	(0.6)	(10.4)	(18.4)	(19.7)
Other expense, net	(1.1)	3.0	(9.2)	10.9
Total	$(6.7)	$(18.1)	$(38.0)	$(29.5)

Income Taxes

•	The effective income tax rate was 25.4% and 24.5% for the quarters ended 2020 and 2019, respectively, and 24.0% and 25.9% for the six months ended 2020 and 2019, respectively.

•	Results for the six months 2019 included $47 million of additional income tax costs due to regulations issued in January 2019 related to the Tax Act.

Cash Flows and Liquidity
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases. As our operations have been impacted due to COVID-19, we have taken actions to preserve financial flexibility.
Cash provided by operations totaled $1.3 billion and exceeded capital expenditures by $545.4 million for the six months 2020. Cash provided by operations decreased $2.6 billion compared with the six months 2019, primarily due to changes in working capital and the reduction in operating earnings due to COVID-19. The change in working capital is primarily driven by increased accounts receivable as the Company deferred collection of approximately $300 million and $800 million of rent and royalties earned from franchisees during the quarter and six months, respectively. The extent of the deferrals differs in length by market, but the deferrals primarily impact cash collection in the second quarter of 2020. As a result, free cash flow was negative in the second quarter. A majority of these deferrals are expected to be collected in the third and fourth quarters of 2020, therefore the Company expects free cash flow to be positive for the remainder of the year. The remaining amounts of deferrals are expected to be collected in the first and second quarters of 2021.
Cash used for investing activities totaled $915.0 million for the six months 2020, a decrease of $756.3 million compared with the six months 2019. The decrease was primarily due to lower capital expenditures and reduced other investing activity as a result of a strategic acquisition of a real estate entity in the first quarter 2019. Refer to the Capital Expenditures and Restaurant Development Update section on page 28 for additional information.
Cash provided by financing activities totaled $2.0 billion for the six months 2020, an increase of $3.9 billion compared with the six months 2019. The increase is primarily due to long-term debt issuances of $5.5 billion in 2020 compared to issuances of $2.5 billion in 2019, and about $1.2 billion of lower treasury stock purchases in 2020 as the Company suspended its share repurchase program in early March 2020.
Debt obligations at June 30, 2020 totaled $38.8 billion compared with $34.2 billion at December 31, 2019. During the first quarter, the Company secured $6.5 billion of new financing, including $5.5 billion of debt issuances at various maturities and a new $1 billion line of credit that was drawn upon immediately. The Company also has $3.5 billion available under a committed line of credit, which has not been drawn upon, as well as continuing authority to issue commercial paper in the U.S. and global markets. On July 30, 2020 the Company repaid the total $1 billion balance on its line of credit that was classified as Short-term borrowings on the Condensed Consolidated Balance Sheet as of June 30, 2020. The $1 billion line of credit agreement remains in place and the amount remains available to be borrowed.

Financing and Market Risk
Debt obligations at June 30, 2020 totaled $38.8 billion, compared with $34.2 billion at December 31, 2019. The net increase in 2020 was primarily due to net long-term debt issuances of $5.5 billion, which were used to bolster our cash position in anticipation of the adverse macroeconomic and business conditions associated with COVID-19.
In connection with the increased funding activity during the first quarter, both Moody’s and Standard & Poor's ("S&P") affirmed our Baa1/BBB+ credit ratings, although S&P put McDonald’s on negative outlook. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business, and the Company continues to believe that Baa1/BBB+ ratings provide the optimal long-term cost of capital for shareholders.
In December 2019, the Company's Board of Directors authorized $15 billion of borrowing capacity with no specified expiration date, of which $9.5 billion remains outstanding as of June 30, 2020. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness.
In addition to the $15 billion authorized above, in April 2020 the Company’s Board of Directors provided additional authorization to issue commercial paper and draws on lines of credit agreements up to $8 billion. As the Company paid down the $1 billion line of credit in July 2020 as described in the Cash Flows and Liquidity section, the full $8 billion remains available to be borrowed.

Capital Expenditures and Restaurant Development Update
The COVID-19 pandemic has resulted in delayed development projects across the segments. The Company expects capital expenditures for 2020 to be approximately $1.6 billion. About $800 million will be dedicated to our U.S. business, about half of which is allocated to approximately 900 EOTF projects. Globally, the Company expects to open roughly 950 restaurants. We will spend approximately $500 million in the U.S. and International Operated segments to open about 270 restaurants and our developmental licensee and affiliates will contribute capital towards the remaining 680 restaurant openings in their respective markets. Additionally, the U.S. expects to close roughly 200 restaurants in 2020, which is an acceleration of closings planned for future years. Over half of the U.S. closures are lower sales volume McDonald's in Walmart store locations. The Company expects about 350 net restaurant additions in 2020.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 9 of this Form 10-Q.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “could,” “should,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain” and “confident” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including statements regarding the impacts that the COVID-19 pandemic and our responses thereto may have on our future operations, are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date the statement is made. Except as required by law, we do not undertake to update such forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and risks, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations (or the underlying assumptions) may change and our performance may be adversely affected. You should not rely unduly on forward-looking statements.
The COVID-19 pandemic has adversely affected and could continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic known as COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations beginning in early 2020. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumer behavior to change and worsening or volatile economic conditions, which could continue to adversely affect our business. In addition, our global operations have been and may continue to be disrupted to varying degrees (from limited operations including drive-thru, delivery and/or take-away operations, sometimes with limited hours, menus and/or capacity, to full restaurant closures in some markets). While we cannot predict the duration or scope of the COVID-19 pandemic, or the resurgence of infections in one or more markets, the COVID-19 pandemic has negatively impacted our business and such impact could be material to our financial results, condition and outlook.
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
To drive operating income growth, our business strategies must be effective in maintaining and strengthening customer appeal, delivering sustainable guest count growth and driving a higher average check. Whether these strategies are successful depends mainly on our System’s ability to:

•	Continue to innovate and differentiate the McDonald’s experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Capitalize on our global scale, iconic brand and local market presence to enhance our ability to retain, regain and convert key customer groups;

•	Utilize our organizational structure to build on our progress and execute against our business strategies;

•	Integrate and augment our technology and digital initiatives, including mobile ordering and payment and delivery;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants;

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
We compete primarily in the IEO segment, which is highly competitive. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores and coffee shops as well as online retailers. We expect our environment to continue to be highly competitive, and our results in any particular reporting period may be impacted by a contracting IEO segment or by new or continuing actions, product offerings or consolidation of our competitors and third party partners, which may have a short- or long-term impact on our results.

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
The Company's success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been significantly impacted by the COVID-19 pandemic, and the Company granted the deferral of cash collection for certain rent and royalties earned from franchisees in substantially all markets. The extent of the deferrals differs in length by market. If franchisee sales trends worsen, or do not improve at a sufficiently rapid rate, our financial results will continue to be negatively affected, which may be material.
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
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Claims of non-compliance with these regulations could result in liability and expense to us. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers, including those giving rise to claims of harassment or discrimination (or perceptions thereof) could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or the franchisees and suppliers that are also part of the McDonald's System and whose performance may have a material impact on our results.
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

If we fail to comply with privacy and data collection laws, we could be subject to legal proceedings and penalties, which could negatively affect our financial results or brand perceptions.
We are subject to legal and compliance risks and associated liability related to privacy and data collection, protection and management, as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. For example, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. We are also subject to U.S. federal and state and foreign laws and regulations in this area. These regulations have been subject to frequent change, and there may be markets or jurisdictions that propose or enact new or emerging data privacy requirements in the future. Failure to meet GDPR or other data privacy requirements could result in legal proceedings and substantial penalties, and materially adversely impact our financial results or brand perceptions.
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
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive regulations involving, among other matters, restaurant operations, product packaging, marketing, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. Our success depends in part on our ability to manage the impact of regulations that can affect our business plans and operations, and have increased our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
An update to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding this matter has been included within Part I, Item 2, page 28 of this Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The Company's management, including the CEO and CFO, confirm there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

April 1-30, 2020	1,398	$136.37	1,398	$14,130,900,657
May 1-31, 2020	10,531	187.95	10,531	14,128,921,334
June 1-30, 2020	419	195.58	419	14,128,839,384
Total	12,348	$182.37	12,348

*
Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.

(1)
On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding common stock. In early March 2020, the Company voluntarily suspended share repurchases from the open market. Therefore, the table above reflects only shares withheld for taxes under the Company’s equity compensation program.

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

	(c)	McDonald's Amended and Restated Deferred Compensation Plan, effective as of May 26, 2020, filed herewith.**

(d)
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

	(g)	McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan, effective May 21, 2020, filed herewith.**

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
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.**

(k)
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
Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, incorporated herein by reference from Exhibit 10(r) of Form 10-K (File No. 001-05231), for the year ended December 31, 2018. **

(o)
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
Form of 2019 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(s) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(s)
Separation Agreement and General Release between Stephen Easterbrook and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10.1 of Form 8-K (File No. 001-05231), filed November 4, 2019.

(t) Separation Agreement and General Release between Silvia Lagnado and the Company, dated August 14, 2019, filed herewith.**

(u) Separation Agreement and General Release between Silvia Lagnado and the Company, dated October 31, 2019, filed herewith.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	August 10, 2020	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer