Form 10-Q
period 2020-09-30
MCDONALDS CORP
filed 2020-11-09
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
745,110,988
(Number of shares of common stock
outstanding as of 9/30/2020)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and equivalents	$3,683.8	$898.5
Accounts and notes receivable	2,391.8	2,224.2
Inventories, at cost, not in excess of market	44.2	50.2
Prepaid expenses and other current assets	616.3	385.0
Total current assets	6,736.1	3,557.9
Other assets
Investments in and advances to affiliates	1,283.3	1,270.3
Goodwill	2,715.8	2,677.4
Miscellaneous	2,469.6	2,584.0
Total other assets	6,468.7	6,531.7
Lease right-of-use asset, net	13,276.2	13,261.2
Property and equipment
Property and equipment, at cost	40,088.6	39,050.9
Accumulated depreciation and amortization	(15,870.3)	(14,890.9)
Net property and equipment	24,218.3	24,160.0
Total assets	$50,699.3	$47,510.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	689.0	988.2
Lease liability	718.2	621.0
Income taxes	364.0	331.7
Other taxes	256.6	247.5
Accrued interest	340.2	337.8
Accrued payroll and other liabilities	1,223.4	1,035.7
Current maturities of long-term debt	2,688.8	59.1
Total current liabilities	6,280.2	3,621.0
Long-term debt	35,143.4	34,118.1
Long-term lease liability	12,736.0	12,757.8
Long-term income taxes	1,957.3	2,265.9
Deferred revenues - initial franchise fees	679.8	660.6
Other long-term liabilities	951.5	979.6
Deferred income taxes	1,423.2	1,318.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,854.7	7,653.9
Retained earnings	53,492.5	52,930.5
Accumulated other comprehensive income (loss)	(2,758.8)	(2,482.7)
Common stock in treasury, at cost; 915.5 and 914.3 million shares	(67,077.1)	(66,328.6)
Total shareholders’ equity (deficit)	(8,472.1)	(8,210.3)
Total liabilities and shareholders’ equity (deficit)	$50,699.3	$47,510.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2020	2019	2020	2019
Revenues
Sales by Company-operated restaurants	$2,286.4	$2,416.6	$5,905.9	$7,057.5
Revenues from franchised restaurants	3,044.8	3,014.0	7,740.8	8,670.0
Other revenues	86.9	71.7	247.3	208.7
Total revenues	5,418.1	5,502.3	13,894.0	15,936.2
Operating costs and expenses
Company-operated restaurant expenses	1,876.3	1,967.7	5,077.5	5,821.0
Franchised restaurants-occupancy expenses	567.9	559.5	1,646.6	1,637.3
Other restaurant expenses	69.2	57.5	198.0	166.2
Selling, general & administrative expenses
Depreciation and amortization	75.8	69.0	220.3	193.6
Other	454.7	474.6	1,547.0	1,382.2
Other operating (income) expense, net	(152.2)	(35.3)	23.5	(41.3)
Total operating costs and expenses	2,891.7	3,093.0	8,712.9	9,159.0
Operating income	2,526.4	2,409.3	5,181.1	6,777.2
Interest expense	310.1	280.6	909.2	838.9
Nonoperating (income) expense, net	(0.8)	(23.5)	(38.8)	(53.0)
Income before provision for income taxes	2,217.1	2,152.2	4,310.7	5,991.3
Provision for income taxes	454.5	544.3	957.4	1,538.1
Net income	$1,762.6	$1,607.9	$3,353.3	$4,453.2
Earnings per common share-basic	$2.37	$2.13	$4.50	$5.85
Earnings per common share-diluted	$2.35	$2.11	$4.47	$5.80
Dividends declared per common share	$1.25	$2.41	$3.75	$4.73
Weighted-average shares outstanding-basic	744.5	756.6	744.4	761.1
Weighted-average shares outstanding-diluted	750.0	763.9	749.8	768.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Net income	$1,762.6	$1,607.9	$3,353.3	$4,453.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	56.6	(179.1)	(202.5)	(108.3)
Reclassification of (gain) loss to net income	9.0	—	9.0	46.8
Foreign currency translation adjustments-net of tax benefit (expense) of $116.8, ($145.5), $67.6, and ($177.6)	65.6	(179.1)	(193.5)	(61.5)
Cash flow hedges:
Gain (loss) recognized in AOCI	(27.1)	24.4	(84.2)	33.6
Reclassification of (gain) loss to net income	5.1	(13.4)	(5.8)	(30.4)
Cash flow hedges-net of tax benefit (expense) of $6.6, ($3.3), $27.1, and ($1.0)	(22.0)	11.0	(90.0)	3.2
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.5	0.1	(2.0)	0.5
Reclassification of (gain) loss to net income	3.4	1.5	9.4	4.2
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $0.5, and $0.0	3.9	1.6	7.4	4.7
Total other comprehensive income (loss), net of tax	47.5	(166.5)	(276.1)	(53.6)
Comprehensive income (loss)	$1,810.1	$1,441.4	$3,077.2	$4,399.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Operating activities
Net income	$1,762.6	$1,607.9	$3,353.3	$4,453.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	440.1	413.4	1,287.1	1,204.3
Deferred income taxes	(38.0)	78.5	196.3	190.8
Share-based compensation	7.3	29.6	64.0	90.1
Other	(56.8)	(64.2)	(25.5)	2.2
Changes in working capital items	824.3	221.5	(602.8)	292.2
Cash provided by operations	2,939.5	2,286.7	4,272.4	6,232.8
Investing activities
Capital expenditures	(390.2)	(548.7)	(1,177.7)	(1,661.8)
Purchases of restaurant businesses	(6.7)	(41.0)	(50.0)	(434.8)
Sales of restaurant businesses	8.0	49.4	35.5	249.9
Sales of property	0.2	21.1	17.8	112.3
Other	120.8	(73.6)	(8.5)	(529.7)
Cash used for investing activities	(267.9)	(592.8)	(1,182.9)	(2,264.1)
Financing activities
Net short-term borrowings	(993.4)	(600.7)	(885.7)	(105.6)
Long-term financing issuances	2.8	1,975.0	5,543.0	4,494.8
Long-term financing repayments	(451.5)	(667.9)	(1,414.1)	(2,064.1)
Treasury stock purchases	(0.7)	(1,467.8)	(905.6)	(3,531.3)
Common stock dividends	(930.9)	(876.9)	(2,791.3)	(2,646.7)
Proceeds from stock option exercises	105.3	73.4	262.3	323.4
Other	(0.1)	(12.7)	(122.0)	(23.5)
Cash used for financing activities	(2,268.5)	(1,577.6)	(313.4)	(3,553.0)
Effect of exchange rates on cash and cash equivalents	25.0	(73.5)	9.2	(104.4)
Cash and equivalents increase	428.1	42.8	2,785.3	311.3
Cash and equivalents at beginning of period	3,255.7	1,134.5	898.5	866.0
Cash and equivalents at end of period	$3,683.8	$1,177.3	$3,683.8	$1,177.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
Net income				4,453.2						4,453.2
Other comprehensive income (loss), net of tax					4.7	3.2	(61.5)			(53.6)
Comprehensive income										4,399.6
Common stock cash dividends ($4.73 per share)				(3,580.7)						(3,580.7)
Treasury stock purchases								(17.9)	(3,571.4)	(3,571.4)
Share-based compensation			90.1							90.1
Stock option exercises and other			153.6					3.9	168.0	321.6
Balance at September 30, 2019	1,660.6	$16.6	$7,619.7	$51,359.5	$(211.9)	$35.6	$(2,486.8)	(907.5)	$(64,931.9)	$(8,599.2)

For the nine months ended September 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2019	1,660.6	$16.6	$7,653.9	$52,930.5	$(243.7)	$12.0	$(2,251.0)	(914.3)	$(66,328.6)	$(8,210.3)
Net income				3,353.3						3,353.3
Other comprehensive income (loss), net of tax					7.4	(90.0)	(193.5)			(276.1)
Comprehensive income										3,077.2
Common stock cash dividends ($3.75 per share)				(2,791.3)						(2,791.3)
Treasury stock purchases								(4.3)	(871.9)	(871.9)
Share-based compensation			64.0							64.0
Stock option exercises and other			136.8					3.1	123.4	260.2
Balance at September 30, 2020	1,660.6	$16.6	$7,854.7	$53,492.5	$(236.3)	$(78.0)	$(2,444.5)	(915.5)	$(67,077.1)	$(8,472.1)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2019
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2019	1,660.6	$16.6	$7,549.5	$51,562.5	$(213.5)	$24.6	$(2,307.7)	(901.2)	$(63,440.8)	$(6,808.8)
Net income				1,607.9						1,607.9
Other comprehensive income (loss), net of tax					1.6	11.0	(179.1)			(166.5)
Comprehensive income										1,441.4
Common stock cash dividends ($2.41 per share)				(1,810.9)						(1,810.9)
Treasury stock purchases								(7.1)	(1,524.1)	(1,524.1)
Share-based compensation			29.6							29.6
Stock option exercises and other			40.6					0.8	33.0	73.6
Balance at September 30, 2019	1,660.6	$16.6	$7,619.7	$51,359.5	$(211.9)	$35.6	$(2,486.8)	(907.5)	$(64,931.9)	$(8,599.2)

For the quarter ended September 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2020	1,660.6	$16.6	$7,780.0	$52,660.8	$(240.2)	$(56.0)	$(2,510.1)	(916.5)	$(67,114.2)	$(9,463.1)
Net income				1,762.6						1,762.6
Other comprehensive income (loss), net of tax					3.9	(22.0)	65.6			47.5
Comprehensive income										1,810.1
Common stock cash dividends ($1.25 per share)				(930.9)						(930.9)
Treasury stock purchases								—	(0.7)	(0.7)
Share-based compensation			7.3							7.3
Stock option exercises and other			67.4					1.0	37.8	105.2
Balance at September 30, 2020	1,660.6	$16.6	$7,854.7	$53,492.5	$(236.3)	$(78.0)	$(2,444.5)	(915.5)	$(67,077.1)	$(8,472.1)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2019 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2020, do not necessarily indicate the results that may be expected for the full year.
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

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2020	2019
Conventional franchised	21,781	21,758
Developmental licensed	7,660	7,473
Foreign affiliated	6,997	6,432
Total Franchised	36,438	35,663
Company-operated	2,658	2,635
Total Systemwide restaurants	39,096	38,298

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the Condensed Consolidated Financial Statements for the periods prior to purchase and sale.

Per Common Share Information

Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.5 million shares and 7.3 million shares for the quarters 2020 and 2019, respectively, and 5.4 million shares and 7.0 million shares for the nine months 2020 and 2019, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.8 million shares and 0.1 million shares for the quarters 2020 and 2019, respectively, and 1.9 million shares and 0.1 million shares for the nine months 2020 and 2019, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Financial Instruments - Credit Losses

In June 2016, the FASB issued guidance codified in Accounting Standards Codification Topic 326, "Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments". The standard replaces the incurred loss impairment methodology in prior GAAP with a methodology that instead reflects a current estimate of all expected credit losses on financial assets, including receivables. The guidance requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including country specific macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company adopted this guidance effective January 1, 2020, prospectively, and the adoption of this standard did not have a material impact to the Condensed Consolidated Financial Statements. The Company had an Allowance for bad debts of $85.3 million as of September 30, 2020 recorded as a reduction to Accounts and notes receivable on the Condensed Consolidated Balance Sheet. Included in this amount were net reductions in the allowance related to rent and royalty deferrals of $27 million for the quarter and an increase in the allowance related to rent and royalty deferrals of $66 million for the nine months. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses.

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2019, the FASB issued Accounting Standard Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12"), which simplifies the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company anticipates the adoption of ASU 2019-12 will not have a material impact on its consolidated financial statements.

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

Long-lived assets, Goodwill and Capitalized Software

Long-lived assets and Goodwill are typically reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. The Company has continued to monitor the global economic uncertainty as a result of COVID-19 to assess the outlook for restaurant operations and the impact that any disruption may have on the Company's business and overall financial performance.
As a result of the Company's analysis, and in consideration of the totality of events and circumstances, including the potential impact of COVID-19 related disruptions on the Company’s operating results, there were no indicators of impairment during the quarter or nine months 2020.
In addition to the Long-lived assets and Goodwill impairment analysis, the Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists, which occurs more regularly throughout the year, such as when new software may be ready for its intended use. Results for the nine months 2020 reflected write-offs of impaired software that were no longer being used of $26.3 million.

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
The Company deferred collection of approximately $20 million and $470 million of rental income on revenue that was recognized in the quarter and nine months, respectively. Rental income includes both minimum rent payments and variable rent payments based on a percent of sales.
Refer to the Cash Flow and Liquidity section on page 29 of this Form 10-Q for additional information on deferred collections of rental income as well as royalties.

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
At September 30, 2020, the fair value of the Company’s debt obligations was estimated at $43.4 billion, compared to a carrying amount of $37.8 billion, which reflects $5.5 billion of debt issuances during the first quarter under the Company's existing registration statement on Form S-3 with maturities ranging from 2025 to 2050 and interest rates ranging from 1.45% to 4.20%. The balances at September 30, 2020 also reflect the retirement of $900 million of commercial paper and $1.4 billion of other debt maturities compared with December 31, 2019. In addition, a $1 billion line of credit was entered into during the first quarter of 2020, and subsequently repaid in the third quarter. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents, short-term investments and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2020	December 31, 2019	Balance Sheet Classification	September 30, 2020	December 31, 2019
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$2.1	$10.0	Accrued payroll and other liabilities	$(25.8)	$(5.2)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities
Foreign currency	Miscellaneous other assets	15.0	9.5	Other long-term liabilities	(6.3)	(1.2)
Interest rate	Miscellaneous other assets	37.9	12.1	Other long-term liabilities
Total derivatives designated as hedging instruments		$55.0	$31.6		$(32.1)	$(6.4)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$190.2	$1.6	Accrued payroll and other liabilities	$(5.6)	$(0.1)
Foreign currency	Prepaid expenses and other current assets	—	12.4	Accrued payroll and other liabilities	(6.9)	(4.8)
Equity	Miscellaneous other assets	—	179.1
Total derivatives not designated as hedging instruments		$190.2	$193.1		$(12.5)	$(4.9)
Total derivatives		$245.2	$224.7		$(44.6)	$(11.3)

    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2020 and 2019, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2020	2019	2020	2019	2020	2019
Foreign currency	Nonoperating income/expense	$(18.8)	$43.5	$11.3	$40.3
Interest rate	Interest expense	(90.8)		(3.8)	(1.0)
Cash flow hedges		$(109.6)	$43.5	$7.5	$39.3

Foreign currency denominated debt	Nonoperating income/expense	$(396.8)	$766.6	$17.6
Foreign currency derivatives	Nonoperating income/expense	2.1	11.9
Foreign currency derivatives(1)	Interest expense					$11.0	$8.0
Net investment hedges		$(394.7)	$778.5	$17.6		$11.0	$8.0

Foreign currency	Nonoperating income/expense					$(17.2)	$5.2
Equity	Selling, general & administrative expenses					27.2	70.5
Equity	Other operating income/expense, net					(5.6)
Undesignated derivatives						$4.4	$75.7
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At September 30, 2020, the carrying amount of fixed-rate debt that was effectively converted was $1.0 billion, which included an increase of $37.9 million of cumulative hedging adjustments. For the nine months ended September 30, 2020, the Company recognized a $25.8 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
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
As of September 30, 2020, the Company had derivatives outstanding with an equivalent notional amount of $1.1 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at September 30, 2020, the $78.0 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2020, $12.7 billion of the Company's third party foreign currency denominated debt and $0.6 billion of intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
Undesignated Derivatives
The Company enters into certain derivatives that are not designated for hedge accounting, therefore the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. The Company may also use certain derivatives to mitigate the share price risk related to its sale of stock in McDonald’s Japan.  The changes in the fair value of the undesignated derivatives used for the most recent sale transaction were recognized immediately in earnings in Other Operating (income) expense, net. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. The changes in the fair value of these derivatives are recognized in Nonoperating (income) expense, net, along with the currency gain or loss from the hedged balance sheet position.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2020 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2020, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019

Rents	$1,961.7	$1,935.9	$4,944.8	$5,582.1
Royalties	1,071.3	1,067.6	2,762.1	3,056.1
Initial fees	11.8	10.5	33.9	31.8
Revenues from franchised restaurants	$3,044.8	$3,014.0	$7,740.8	$8,670.0

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:

•	U.S. - the Company's largest market. The segment is 95% franchised as of September 30, 2020.

•
International Operated Markets - comprised of wholly-owned markets, or countries in which the Company operates restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of September 30, 2020.

•
International Developmental Licensed Markets & Corporate - comprised of primarily developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported within this segment. The segment is 98% franchised as of September 30, 2020.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2020	2019	2020	2019
Revenues
U.S.	$2,094.2	$2,028.5	$5,723.8	$5,959.9
International Operated Markets	2,845.9	2,986.2	6,862.7	8,573.4
International Developmental Licensed Markets & Corporate	478.0	487.6	1,307.5	1,402.9
Total revenues	$5,418.1	$5,502.3	$13,894.0	$15,936.2
Operating Income
U.S.	$1,078.3	$1,038.7	$2,705.9	$3,039.4
International Operated Markets	1,197.9	1,284.0	2,311.8	3,550.8
International Developmental Licensed Markets & Corporate *	250.2	86.6	163.4	187.0
Total operating income	$2,526.4	$2,409.3	$5,181.1	$6,777.2

*	Results for the quarter and nine months 2020 included $139 million of strategic gains related to the sale of McDonald's Japan stock, which reduced the Company's ownership by about 3%.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
The Company began the third quarter with nearly all restaurants globally open for business, and which currently remain open as of the date of filing. However, as a result of COVID-19 resurgences, since September, there have been numerous instances of government restrictions on operating hours, limited dine-in capacity in most countries and, in some cases, mandated dining room closures. These restrictions are impacting most of the Company's key markets outside of the U.S., including France, Germany, Canada and the U.K. The Company expects some restrictions in various markets so long as the COVID-19 pandemic continues.
There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in 119 countries. Of the 39,096 restaurants at September 30, 2020, 36,438 were franchised, which is 93% of McDonald's restaurants.
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
The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue, primarily through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects that consumer sentiment and government regulations as a result of COVID-19 will continue to have a negative impact on revenue.
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

Strategic Direction
The Company recently announced a new growth strategy, Accelerating the Arches (the “Strategy”). The Strategy encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand, and includes a refreshed purpose, updated values, and new growth pillars that build on the Company’s competitive advantages.

Purpose, Mission, & Values
The Company is embracing and prioritizing its role and commitments to the communities in which it operates through our:

•	Purpose to feed and foster communities,

•	Mission to create delicious feel-good moments for everyone, and

•	Core values that define who we are and how we run our business.

Growth Pillars
The new growth pillars, rooted in the Company’s identity, MCD, build on historic strengths and articulate areas of further opportunity. Under the new Strategy, the Company will:

•
Maximize our Marketing by investing in new, culturally relevant approaches to effectively communicate the story of our brand, food and purpose. This will focus on enhanced digital capabilities that provide a more personal connection with customers. The Company is also committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand.

•
Commit to the Core by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company will prioritize chicken and beef offerings as we expect they represent the largest growth opportunities. The Company expects there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites. In addition, the Company plans to introduce a new Crispy Chicken Sandwich in the U.S. in early 2021. The Company will also implement a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also see a significant opportunity with coffee, and markets will leverage the McCafe brand, experience, value and quality to drive long-term growth.

•
Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine that provides a fast, easy experience for our customers. To unlock further growth, the Company will accelerate technology innovation so that when customers interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs.

◦
Digital: The Company’s new digital experience growth engine, “MyMcDonald’s” will transform its digital offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in. Through the digital tools across this platform, customers will receive tailored offers, be able to participate in a new loyalty program and order and receive McDonald's food through the channel of their choice. The Company expects to launch “MyMcDonald’s” across its top six markets by the end of 2021.

◦
Delivery: Over the past three years, the Company has expanded the number of McDonald’s restaurants offering delivery to about 28,000 restaurants, and delivery sales have grown significantly. The Company will build on this progress and enhance the delivery experience for customers by adding the ability to order on the McDonald’s app, which is already available in several markets around the world, and optimizing operations with a focus on speed and accuracy.

◦
Drive Thru:. The Company has drive thru locations in 65% of restaurants globally, including nearly 95% of the approximately 14,000 locations in the U.S. During the COVID-19 pandemic, this channel has heightened importance and we expect that it will become even more critical to meet customers’ demand for flexibility and choice. The Company will build on its drive thru advantage as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru. The Company will test new concepts and technology to enhance the customer experience, including automated order taking; a new drive thru express pick-up lane for customers with a digital order; and a restaurant concept that offers drive thru, delivery and takeaway only to provide a faster, more convenient experience.

The Company’s new Strategy is underpinned by a relentless focus on running great restaurants, including improving speed of service to enhance the customer experience. The Company believes this Strategy will build on our inherent strengths by harnessing our competitive advantages and investing in innovations that will enhance the customer experience and deliver long-term growth.

Third Quarter and Nine Months 2020 Financial Performance
Global monthly comparable sales results improved from the second quarter and throughout the third quarter, including month over month improvement across all segments throughout the third quarter of 2020. Global comparable sales decreased 2.2% for the quarter and 9.9% for the nine months.

•
U.S. comparable sales increased 4.6% for the quarter and decreased 1.4% for the nine months. Comparable sales results for the third quarter of 2020 continued to benefit from strong average check growth from larger group orders as well as strong performance at the dinner daypart. The Company's strategic marketing investments and resulting promotional activity drove low double-digit comparable sales for the month of September, including positive comparable sales across all dayparts. Comparable guest counts remained negative for the quarter.

•
International Operated Markets segment comparable sales decreased 4.4% for the quarter and 17.6% for the nine months. The third quarter comparable sales were a significant improvement over the second quarter comparable sales of negative 41.4%. While nearly all restaurants were open, performance was impacted by customer sentiment and instances of government restrictions on operating hours, limited dine-in capacity and in some cases, forced dining room closures. While performance was mixed, the pace of recovery in each market is also impacted by drive thru penetration. For both periods, comparable sales varied across markets with negative comparable sales in France, Spain, Germany and the U.K., partly offset by positive comparable sales in Australia.

•
International Developmental Licensed Markets segment comparable sales decreased 10.1% for the quarter and 12.9% for the nine months. Results for both periods were primarily impacted by negative comparable sales in Latin America and China, partly offset by strong positive comparable sales in Japan.

In addition to the comparable sales results, the Company had the following financial results for the quarter and nine months 2020:

•	Consolidated revenues decreased 2% (2% in constant currencies) for the quarter and 13% (12% in constant currencies) for the nine months.

•	Systemwide sales were flat with the prior year (decreased 1% in constant currencies) for the quarter and decreased 10% (9% in constant currencies) for the nine months.

•
Consolidated operating income increased 5% (3% in constant currencies) for the quarter and decreased 24% (23% in constant currencies) for the nine months. Refer to the Operating Income section on page 28 for additional details.

•
Diluted earnings per share increased 11% (10% in constant currencies) to $2.35 for the quarter and decreased 23% (23% in constant currencies) to $4.47 for the nine months. Refer to the Net Income and Diluted Earnings per Share section on page 21 for additional details.

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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2020		September 30, 2020
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,286.4	(5)%	$5,905.9	(16)%
Revenues from franchised restaurants	3,044.8	1	7,740.8	(11)
Other revenues	86.9	21	247.3	18
Total revenues	5,418.1	(2)	13,894.0	(13)
Operating costs and expenses
Company-operated restaurant expenses	1,876.3	(5)	5,077.5	(13)
Franchised restaurants-occupancy expenses	567.9	2	1,646.6	1
Other restaurant expenses	69.2	20	198.0	19
Selling, general & administrative expenses
Depreciation and amortization	75.8	10	220.3	14
Other	454.7	(4)	1,547.0	12
Other operating (income) expense, net	(152.2)	n/m	23.5	n/m
Total operating costs and expenses	2,891.7	(7)	8,712.9	(5)
Operating income	2,526.4	5	5,181.1	(24)
Interest expense	310.1	10	909.2	8
Nonoperating (income) expense, net	(0.8)	97	(38.8)	27
Income before provision for income taxes	2,217.1	3	4,310.7	(28)
Provision for income taxes	454.5	(16)	957.4	(38)
Net income	$1,762.6	10%	$3,353.3	(25)%
Earnings per common share-basic	$2.37	11%	$4.50	(23)%
Earnings per common share-diluted	$2.35	11%	$4.47	(23)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2020	2019	2020
Revenues	$5,418.1	$5,502.3	$30.7
Company-operated margins	410.1	448.9	1.9
Franchised margins	2,476.9	2,454.5	36.9
Selling, general & administrative expenses	530.5	543.6	(4.0)
Operating income	2,526.4	2,409.3	34.4
Net income	1,762.6	1,607.9	23.5
Earnings per share-diluted	$2.35	$2.11	$0.03

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2020	2019	2020
Revenues	$13,894.0	$15,936.2	$(126.6)
Company-operated margins	828.4	1,236.5	(3.0)
Franchised margins	6,094.2	7,032.7	(19.4)
Selling, general & administrative expenses	1,767.3	1,575.8	4.6
Operating income	5,181.1	6,777.2	(18.4)
Net income	3,353.3	4,453.2	0.2
Earnings per share-diluted	$4.47	$5.80	$0.00

•
The impact of foreign currency translation on consolidated operating results for the quarter and nine months primarily reflected the strengthening of the Euro and British Pound. The nine months was offset by the weakening of the Brazilian Real and Australian Dollar.

Net Income and Diluted Earnings per Share
For the quarter, net income increased 10% (8% in constant currencies) to $1,762.6 million, and diluted earnings per share increased 11% (10% in constant currencies) to $2.35. Foreign currency translation had a positive impact of $0.03 on diluted earnings per share.
For the nine months, net income decreased 25% (25% in constant currencies) to $3,353.3 million, and diluted earnings per share decreased 23% (23% in constant currencies) to $4.47. Foreign currency translation had no impact on diluted earnings per share.
Results for the quarter reflected stronger operating performance in the U.S. due to higher sales-driven restaurant margins, partly offset by sales performance declines in the International Operated Markets and International Developmental Licensed Markets segments as a result of COVID-19. The nine months reflected sales performance declines in all segments as a result of COVID-19.
Results for the quarter and nine months 2020 included $139 million of pre-tax strategic gains, or $0.13 per share, related to the sale of McDonald’s Japan stock, which reduced the Company's ownership by about 3%. Results for the nine months also included $0.01 per share of pre-tax strategic charges primarily due to the write-off of impaired software that was no longer being used of $26 million, partly offset by $13 million of income primarily comprised of a reversal of a reserve associated with the Company's sale of its business in the India Delhi market in January 2020.
Results for the nine months 2019 included $80 million of pre-tax strategic charges, or $0.07 per share, primarily related to impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters.
Results also included the following:

•	Lower incentive-based compensation expense for the quarter and nine months.

•	A net reduction of reserves for bad debts of $27 million for the quarter and an increase of reserves for bad debts of $66 million for the nine months, all related to rent and royalty deferrals.

•	The nine months included over $200 million of committed incremental franchisee support for marketing to accelerate recovery and drive growth across the U.S. and International Operated Markets.

◦	About $100 million was recorded in the U.S. and the remaining support was recorded in the International Operated Markets segment.

Outlined below is additional information for the quarter and nine months ended September 30, 2020:

EARNINGS PER SHARE-DILUTED RECONCILIATION

	Quarters Ended September 30,				Nine Months Ended September 30,
	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP earnings per share-diluted	$2.35	$2.11	11%	10%	$4.47	$5.80	(23)%	(23)%
Strategic charges	(0.13)	—			(0.12)	0.07
Non-GAAP earnings per share-diluted	$2.22	$2.11	5%	4%	$4.35	$5.87	(26)%	(26)%

Excluding the current year and prior year strategic gains and charges described above, for the quarter net income increased 3% (2% in constant currencies) and diluted earnings per share increased 5% (4% in constant currencies), and for the nine months net income decreased 28% (28% in constant currencies) and diluted earnings per share decreased 26% (26% in constant currencies).
Diluted earnings per share for both periods benefited from a decrease in diluted weighted average shares outstanding. For the nine months, the Company repurchased 4.3 million shares of stock for $872.0 million. The Company suspended its share repurchase program in early March; therefore, no shares have been repurchased since then. In addition, in the third quarter, the Company paid a quarterly dividend of $1.25 per share, or $930.9 million, bringing total dividends paid for the nine months to $2.8 billion.

RESTAURANT UPDATE
The Company has continued to follow the guidance of expert health authorities to ensure the appropriate precautionary steps are taken to protect the health and safety of our people and our customers.
The Company began the third quarter with nearly all restaurants globally open for business, and which currently remain open as of the date of filing. However, as a result of COVID-19 resurgences, since September, there have been numerous instances of government restrictions on operating hours, limited dine-in capacity in most countries and, in some cases, mandated dining room closures. These restrictions are impacting most of the Company's key markets outside of the U.S., including France, Germany, Canada and the U.K. The Company expects some restrictions in various markets so long as the COVID-19 pandemic continues.

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
Franchised restaurants represented 93% of McDonald's restaurants worldwide at September 30, 2020. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects that consumer sentiment and government regulations as a result of COVID-19 will continue to have a negative impact on revenue. The Company granted the deferral of cash collection for certain rent and royalties earned from franchisees in substantially all markets primarily during the first and second quarters of 2020. The extent of the deferrals differs in length by market, with approximately half of the deferrals having been collected by September 30, 2020. Although the Company has deferred some cash collection, revenue is continuing to be recognized as sales are incurred.

REVENUES
Dollars in millions
Quarters Ended September 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$625.9	$624.8	0%	0%
International Operated Markets	1,499.2	1,639.7	(9)	(7)
International Developmental Licensed Markets & Corporate	161.3	152.1	6	5
Total	$2,286.4	$2,416.6	(5)%	(5)%
Franchised revenues
U.S.	$1,425.6	$1,365.6	4%	4%
International Operated Markets	1,318.1	1,326.2	(1)	(5)
International Developmental Licensed Markets & Corporate	301.1	322.2	(7)	(5)
Total	$3,044.8	$3,014.0	1%	(1)%
Total Company-operated sales and Franchised revenues
U.S.	$2,051.5	$1,990.4	3%	3%
International Operated Markets	2,817.3	2,965.9	(5)	(6)
International Developmental Licensed Markets & Corporate	462.4	474.3	(3)	(1)
Total	$5,331.2	$5,430.6	(2)%	(2)%

Total Other revenues	$86.9	$71.7	21%	20%

Total Revenues	$5,418.1	$5,502.3	(2)%	(2)%
Nine Months Ended September 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,756.9	$1,857.2	(5)%	(5)%
International Operated Markets	3,687.3	4,749.5	(22)	(21)
International Developmental Licensed Markets & Corporate	461.7	450.8	2	6
Total	$5,905.9	$7,057.5	(16)%	(15)%
Franchised revenues
U.S.	$3,841.5	$3,987.0	(4)%	(4)%
International Operated Markets	3,098.6	3,763.7	(18)	(18)
International Developmental Licensed Markets & Corporate	800.7	919.3	(13)	(10)
Total	$7,740.8	$8,670.0	(11)%	(10)%
Total Company-operated sales and Franchised revenues
U.S.	$5,598.4	$5,844.2	(4)%	(4)%
International Operated Markets	6,785.9	8,513.2	(20)	(19)
International Developmental Licensed Markets & Corporate	1,262.4	1,370.1	(8)	(5)
Total	$13,646.7	$15,727.5	(13)%	(12)%

Total Other revenues	$247.3	$208.7	18%	19%

Total Revenues	$13,894.0	$15,936.2	(13)%	(12)%

•
Total Company-operated sales and franchised revenues decreased 2% (2% in constant currencies) for the quarter and decreased 13% (12% in constant currencies) for the nine months. The quarter reflected stronger operating performance in the U.S., partly offset by sales declines in the International Operated Markets and International Developmental Licensed Markets segments as a result of COVID-19. The nine months reflected sales declines in all segments as a result of COVID-19.

Revenue declines were more significant in the International Operated Markets segment, driven by the temporary restaurant closures and limited operations for the nine months. For the quarter, while nearly all restaurants were open, performance was impacted by customer sentiment and instances of government restrictions on operating hours, limited dine-in capacity and in some cases, mandated dining room closures. While performance was mixed, the pace of recovery in each market is also impacted by drive thru penetration. The revenue declines for both periods were driven by the U.K., France, Germany and Spain.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2020 and 2019:

	Increase/(Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
U.S.	4.6%	4.8%	(1.4)%	5.0%
International Operated Markets	(4.4)	5.6	(17.6)	6.1
International Developmental Licensed Markets & Corporate	(10.1)	8.1	(12.9)	7.3
Total	(2.2)%	5.9%	(9.9)%	5.9%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2020:

	Quarter Ended September 30, 2020		Nine Months Ended September 30,
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	4%	4%	(1)%	(1)%
International Operated Markets	0	(3)	(17)	(16)
International Developmental Licensed Markets & Corporate	(9)	(7)	(13)	(10)
Total	0%	(1)%	(10)%	(9)%

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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$10,180.3	$9,721.7	5%	5%
International Operated Markets	7,700.5	7,569.1	2	(2)
International Developmental Licensed Markets & Corporate	5,748.7	6,325.8	(9)	(8)
Total	$23,629.5	$23,616.6	0%	(1)%

Ownership type
Conventional franchised	$17,775.7	$17,172.5	4%	2%
Developmental licensed	3,126.4	3,769.3	(17)	(14)
Foreign affiliated	2,727.4	2,674.8	2	1
Total	$23,629.5	$23,616.6	0%	(1)%

Nine Months Ended September 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$27,943.9	$28,283.0	(1)%	(1)%
International Operated Markets	18,078.1	21,430.3	(16)	(16)
International Developmental Licensed Markets & Corporate	15,577.4	17,889.4	(13)	(11)
Total	$61,599.4	$67,602.7	(9)%	(8)%

Ownership type
Conventional franchised	$45,813.2	$49,448.8	(7)%	(7)%
Developmental licensed	8,411.3	10,648.9	(21)	(17)
Foreign affiliated	7,374.9	7,505.0	(2)	(2)
Total	$61,599.4	$67,602.7	(9)%	(8)%

Restaurant Margins

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2020	2019
Franchised
U.S.	$1,122.1	$1,076.2	4%	4%
International Operated Markets	1,059.9	1,063.1	0	(4)
International Developmental Licensed Markets & Corporate	294.9	315.2	(6)	(5)
Total	$2,476.9	$2,454.5	1%	(1)%
Company-operated
U.S.	$118.7	$97.8	21%	21%
International Operated Markets	289.5	348.8	(17)	(18)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$410.1	$448.9	(9)%	(9)%
Total restaurant margins
U.S.	$1,240.8	$1,174.0	6%	6%
International Operated Markets	1,349.4	1,411.9	(4)	(8)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$2,887.0	$2,903.4	(1)%	(2)%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2020	2019
Franchised
U.S.	$2,966.1	$3,148.9	(6)%	(6)%
International Operated Markets	2,345.7	2,986.6	(21)	(22)
International Developmental Licensed Markets & Corporate	782.4	897.2	(13)	(10)
Total	$6,094.2	$7,032.7	(13)%	(13)%
Company-operated
U.S.	$282.5	$284.8	(1)%	(1)%
International Operated Markets	544.3	946.2	(42)	(42)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$828.4	$1,236.5	(33)%	(33)%
Total restaurant margins
U.S.	$3,248.6	$3,433.7	(5)%	(5)%
International Operated Markets	2,890.0	3,932.8	(27)	(27)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$6,922.6	$8,269.2	(16)%	(16)%
n/m Not meaningful

•
Total restaurant margins decreased $16.4 million or 1% (2% in constant currencies) for the quarter and decreased $1,346.6 million or 16% (16% in constant currencies) for the nine months. The quarter reflected stronger operating performance in the U.S., partly offset by sales declines in the International Operated Markets segment as a result of COVID-19. The nine months reflected sales declines in the U.S. and International Operated Markets segments as a result of COVID-19.

Franchised margins represented over 85% of restaurant margin dollars for both the quarter and nine months.
For both periods, the U.S. franchised margin reflected higher depreciation costs related to investments in Experience of the Future ("EOTF"). In addition, the nine months also reflected support provided for marketing to accelerate recovery and drive growth, including the free Thank You Meals served across the country to first responders and health care workers.
The U.S. and International Operated Markets segments Company-operated margins for both periods reflected incremental COVID-19 expenses incurred for employee related costs, personal protective equipment, signage and other restaurant costs.

•
Due to the nature of our operating model, franchised margin expenses (primarily comprised of lease expense and depreciation expense) are mainly fixed, whereas Company-operated restaurant expenses have more variable cost components. Total restaurant margins included $376.6 million and $1,082.1 million of depreciation and amortization expense for the quarter and nine months, respectively.

Selling, General & Administrative Expenses

•
Selling, general and administrative expenses decreased $13.1 million or 2% (3% in constant currencies) for the quarter and increased $191.5 million or 12% (12% in constant currencies) for the nine months. Both periods reflected lower incentive-based compensation expense and travel costs, and higher investments in strategic technology initiatives. The nine months also reflected about $175 million of committed incremental marketing contributions by the Company to the System's advertising cooperative arrangements across the U.S. and International Operated Markets to accelerate recovery and drive growth; $40 million of costs related to the cancellation of the 2020 Worldwide Owner/Operator Convention; and approximately $20 million of incremental costs related to contractual obligations as a result of a reduction in scope of certain investments in restaurant technology and research & development.

•	Selling, general and administrative expenses as a percent of Systemwide sales was 2.6% and 2.1% for the nine months ended 2020 and 2019, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gains on sales of restaurant businesses	$(0.7)	$(17.4)	$(3.5)	$(90.4)
Equity in earnings of unconsolidated affiliates	(48.7)	(42.8)	(67.9)	(112.0)
Asset dispositions and other (income) expense, net	35.9	23.3	220.3	80.9
Impairment and other charges, net	(138.7)	1.6	(125.4)	80.2
Total	$(152.2)	$(35.3)	$23.5	$(41.3)

•	Gains on sales of restaurant businesses decreased for the quarter and nine months primarily due to fewer restaurant sales.

•
Equity in earnings of unconsolidated affiliates declined for the nine months primarily due to sales declines as a result of COVID-19 in both the International Operated Markets and International Developmental Licensed Markets.

•
Asset dispositions and other expense reflected a net reduction of reserves for bad debts of $27 million for the quarter and an increase of reserves for bad debts of $66 million for the nine months, all related to rent and royalty deferrals. The Company does not currently expect any significant changes in reserves for bad debts related to rent and royalty deferrals for the remainder of 2020.

Results for the quarter and nine months reflected store closing costs in the U.S. primarily related to the planned closings of McDonald’s in Walmart store locations. Results for the nine months also reflected $31 million of payments to distribution centers for obsolete inventory to support franchisee liquidity.

•
Impairment and other charges, net for the quarter and nine months 2020 reflected $138.7 million of pre-tax strategic gains related to the sale of McDonald’s Japan stock as the Company divested about 3% of its ownership in McDonald's Japan. The nine months also reflected the write-off of impaired software that was no longer being used of $26.3 million, partly offset by $13.0 million of income primarily comprised of a reversal of a reserve associated with the Company's sale of its business in the India Delhi market in January 2020.

Results for the nine months 2019 primarily reflected $99.4 million of impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by $19.5 million of gains on the sales of property at the former Corporate headquarters.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended September 30,	2020	2019	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,078.3	$1,038.7	4%	4%
International Operated Markets	1,197.9	1,284.0	(7)	(10)
International Developmental Licensed Markets & Corporate	250.2	86.6	n/m	n/m
Total	$2,526.4	$2,409.3	5%	3%
Nine Months Ended September 30,	2020	2019	Inc/ (Dec)	Increase Excluding Currency Translation
U.S.	$2,705.9	$3,039.4	(11)%	(11)%
International Operated Markets	2,311.8	3,550.8	(35)	(35)
International Developmental Licensed Markets & Corporate	163.4	187.0	(13)%	0%
Total	$5,181.1	$6,777.2	(24)%	(23)%

Operating margin	37.3%	42.5%
Non-GAAP operating Margin	36.4%	43.0%

n/m Not meaningful

•
Operating Income: Operating income increased $117.1 million or 5% (3% in constant currencies) for the quarter and decreased $1,596.1 million or 24% (23% in constant currencies) for the nine months. Results for the quarter and nine months 2020 included $139 million of strategic gains related to the sale of McDonald's Japan stock, and results for the nine months 2020 also included a net $13 million of strategic charges. Results for the nine months 2019 reflected $80 million of net impairment and strategic charges. Excluding these current year and prior year items, operating income decreased $21.6 million or 1% (2% in constant currencies) for the quarter and decreased $1,801.7 million or 26% (26% in constant currencies) for the nine months.

•
U.S.: The operating income increase for the quarter was driven by strong sales performance. The decrease for the nine months reflected sales declines as a result of COVID-19; about $100 million of support for marketing to accelerate recovery and drive growth; and lower gains on sales of restaurant businesses.

•
International Operated Markets: The operating income decrease for the quarter and nine months reflected sales declines as a result of COVID-19; incremental COVID-19 Company-operated expenses primarily for employee related costs; and lower gains on sales of restaurant businesses primarily in the U.K. Results for the nine months also reflected over $100 million of support for marketing to accelerate recovery and drive growth; lower equity in earnings from unconsolidated affiliates; and $23 million of payments to distribution centers for obsolete inventory.

•
International Developmental Licensed Markets & Corporate: Excluding the current year and prior year strategic gains and charges described above, results reflected a net reduction of reserves for bad debts of $27 million for the quarter and an increase of reserves for bad debts of $66 million for the nine months, all related to rent and royalty deferrals.

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

The decrease in operating margin percent for the nine months was driven by a decline in sales, higher other operating expenses and higher G&A. While the sales driven franchised margin decline had a dilutive effect on operating margin percent, franchised margin dollars represented over 85% of overall margin dollars and were a key component of operating income.

Interest Expense

•
Interest expense increased 10% (10% in constant currencies) for the quarter and increased 8% (9% in constant currencies) for the nine months, reflecting higher average debt balances, partly offset by a decrease in the amount of Euro denominated deposits incurring interest expense as a result of the Company's cash management strategies.

•
Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2020 to increase about 8% to 9% due primarily to higher average debt balances as a result of additional issuances in response to COVID-19.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income	$(3.4)	$(8.9)	$(13.8)	$(29.6)
Foreign currency and hedging activity	0.6	(18.8)	(17.8)	(38.5)
Other expense, net	2.0	4.2	(7.2)	15.1
Total	$(0.8)	$(23.5)	$(38.8)	$(53.0)

Income Taxes

•	The effective income tax rate was 20.5% and 25.3% for the quarters ended 2020 and 2019, respectively, and 22.2% and 25.7% for the nine months ended 2020 and 2019, respectively.

•
Results for the quarter and nine months 2020 included $50 million of income tax benefits due to new U.S. tax regulations issued in the third quarter and $48 million of income tax benefits related to the impact of a tax rate change in the U.K.

•	The Company expects the effective income tax rate for the full year 2020 to be about 23% and the fourth quarter 2020 to be about 25%.

Cash Flows and Liquidity
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases. As our operations have been impacted due to COVID-19, we have taken actions to preserve financial flexibility, primarily during the peak of the pandemic.
Cash provided by operations totaled $4.3 billion and exceeded capital expenditures by $3.1 billion for the nine months 2020. Cash provided by operations decreased $2.0 billion compared with the nine months 2019, primarily due to a reduction in operating earnings due to COVID-19 and changes in working capital. The change in working capital is primarily driven by increased accounts receivable as the Company deferred collection of rent and royalties earned from franchisees. In total, the Company deferred collection of approximately $1 billion, and has collected approximately half of these total deferrals as of September 30, 2020. The Company deferred collection of approximately $40 million of additional rent and royalties earned during the third quarter. The extent of the remaining deferrals differs in length by market, with more than half of the amount expected to be collected in the fourth quarter of 2020 and the remaining amounts expected to be collected in the first and second quarters of 2021.
Cash used for investing activities totaled $1.2 billion for the nine months 2020, a decrease of $1.1 billion compared with the nine months 2019. The decrease was primarily due to lower capital expenditures and reduced other investing activity as a result of a strategic acquisition of a real estate entity in the first quarter 2019. Refer to the Capital Expenditures and Restaurant Development Update section on page 30 for additional information.
Cash used for financing activities totaled $313.4 million for the nine months 2020, a decrease of $3.2 billion compared with the nine months 2019. The decrease is primarily due to $2.6 billion of lower treasury stock purchases in 2020 as the Company suspended its share repurchase program in early March 2020 and $918.1 million higher net debt activity in 2020.
Debt obligations at September 30, 2020 totaled $37.8 billion compared with $34.2 billion at December 31, 2019. During the first quarter, the Company secured $6.5 billion of new financing, including $5.5 billion of debt issuances at various maturities and a new $1 billion line of credit that was drawn upon immediately. In the third quarter, the Company repaid the total $1 billion balance on its line of credit. The $1 billion line of credit agreement remains in place and the amount remains available to be borrowed. The Company also has $3.5 billion available under a committed line of credit, which has not been drawn upon, as well as continuing authority to issue commercial paper in the U.S. and global markets.

Financing and Market Risk
Debt obligations at September 30, 2020 totaled $37.8 billion, compared with $34.2 billion at December 31, 2019. The net increase in 2020 was primarily due to net long-term debt issuances of $5.5 billion, which were used to bolster our cash position in anticipation of the adverse macroeconomic and business conditions associated with COVID-19.
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
In December 2019, the Company's Board of Directors authorized $15 billion of borrowing capacity with no specified expiration date, of which $9.5 billion remains outstanding as of September 30, 2020. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness.
In addition to the $15 billion authorized above, in April 2020 the Company’s Board of Directors provided additional authorization to issue commercial paper and draw on lines of credit agreements up to $8 billion.

Capital Expenditures and Restaurant Development Update
The COVID-19 pandemic has resulted in delayed development projects across the segments. The Company expects capital expenditures for 2020 to be approximately $1.6 billion. About $850 million will be dedicated to our U.S. business, about half of which is allocated to approximately 900 EOTF projects. Globally, the Company expects to open roughly 950 restaurants. We will spend approximately $500 million in the U.S. and International Operated segments to open about 270 restaurants and our developmental licensee and affiliates will contribute capital towards the remaining 680 restaurant openings in their respective markets. Additionally, the U.S. expects to close roughly 200 restaurants in 2020; over half of which are lower sales volume McDonald's in Walmart store locations. The Company expects about 300 net restaurant additions in 2020.

Outlook for 2021 and 2022
As a result of the COVID-19 pandemic and associated resurgences, countries around the world continue to be impacted by economic instability, government regulations and changes in consumer behavior. Due to this ongoing uncertainty, the Company continues to evaluate its financial expectations on an ongoing basis and will provide updates as situations warrant.
Based on current conditions, the Company expects its strong foundation and new growth strategy described above to deliver the following key metrics for 2021 and 2022:

•	The Company expects Systemwide sales growth in the mid-single digits. Changes in Systemwide sales are driven by comparable sales and net restaurant unit expansion.

◦	For 2021, the expected Systemwide sales growth will be as compared to 2019.

◦	For 2022, the Company expects net restaurant unit expansion to contribute 1.5% to 2% to Systemwide sales growth.

•	The Company expects operating margin percent to be in the low-to-mid 40% range. Operating margin is defined as operating income as a percent of total revenues.

•	The Company expects full year selling, general and administrative expenses to be about 2.3% of Systemwide sales.

•
The Company expects capital expenditures to be approximately $2.3 billion for each year 2021 and 2022, about half of which will be directed towards new unit expansion across the U.S. and International Operated Markets for both years.

In 2021, about $1.1 billion will be dedicated to our U.S. business, about half of which is allocated to approximately 1,300 EOTF projects. Globally, the Company expects to open roughly 1,300 restaurants. We will open about 500 restaurants in the U.S. and International Operated Markets segments, and our developmental licensee and affiliates will contribute capital towards the remaining 800 restaurant openings in their respective markets. Additionally, the U.S. expects to close roughly 325 restaurants in 2021; a majority of which are lower sales volume McDonald's in Walmart store locations. The Company expects about 600 net restaurant additions in 2021.

•	The Company expects to achieve a free cash flow conversion rate greater than 90%.

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
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations beginning in early 2020. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumer behavior to change and worsening or volatile economic conditions, which could continue to adversely affect our business. In addition, our global operations have been and may continue to be disrupted to varying degrees (from limited operations including drive thru, delivery and/or take-away operations, sometimes with limited hours, menus and/or capacity, to full restaurant closures in some markets). While we cannot predict the duration or scope of the COVID-19 pandemic, or the resurgence of infections in one or more markets, the COVID-19 pandemic has negatively impacted our business and such impact could be material to our financial results, condition and outlook.
The COVID-19 pandemic may also heighten other risks disclosed in these Risk Factors, such as, but not limited to, those related to consumer behavior, consumer perceptions of our brand, supply chain interruptions, commodity costs and labor availability and cost.
If we do not successfully evolve and execute against our business strategies we may not be able to increase operating income.
To drive Systemwide sales, operating income and free cash flow growth, our business strategies must be effective in maintaining and strengthening customer appeal and capturing additional market share. Whether these strategies are successful depends mainly on our System’s ability to:

•	Capitalize on our global scale, iconic brand and local market presence to build upon our historic strengths and competitive advantages;

•	Continue to innovate and differentiate the McDonald's experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;

•	Accelerate digital innovation for a fast and easy customer experience;

•	Continue to run great restaurants by driving efficiencies and expanding capacities while continuing to prioritize health and safety;

•	Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants;

•	Accelerate our existing strategies, including through growth opportunities and potential acquisitions, investments and partnerships; and

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
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and our general business practices. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment, our brand, our culture, our operations, our suppliers, or our franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and our financial results may suffer.
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
Our continued success depends on our System’s ability to build upon our historic strengths and competitive advantages. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and trends in food sourcing, food preparation, food offerings and consumer preferences and behaviors in the IEO segment. If we are not able to predict, or quickly and effectively respond to, these changes, or our competitors predict or respond more effectively, our financial results could be adversely impacted.
Our ability to build upon our strengths and advantages also depends on the impact of pricing, promotional and marketing plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies, marketing plans, and the value proposition they represent, are expected to continue to be important components of our business strategy; however, they may not be successful, or may not be as successful as the efforts of our competitors, and could negatively impact sales, guest counts and market share.
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in reaching our customers in the way we intend. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels, including digital marketing, allows us to reach our customers effectively and efficiently, and in ways that are meaningful to them. If the advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Our investments to enhance the customer experience, including through technology, may not generate the expected returns.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, as well as mobile ordering and payment systems. We also continue to offer and refine our delivery initiatives, including through growing awareness and trial, and to enhance our drive thru technologies, which may not generate expected returns. If these initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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
We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions, including as a result of shortages and transportation issues or unexpected increases in demand, and price increases can adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, franchisees or us. If we experience interruptions in our System’s supply chain, our costs could increase and it could limit the availability of products critical to our System’s operations.
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
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Claims of non-compliance with these regulations could result in liability and expense to us. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers, including those giving rise to claims of harassment or discrimination (or perceptions thereof) or workplace safety could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or the franchisees and suppliers that are also part of the McDonald's System and whose performance may have a material impact on our results.
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
Severe weather conditions, natural disasters, hostilities and social unrest, climate change or terrorist activities (or expectations about them) can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our results and prospects. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
An update to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2019 regarding this matter has been included within Part I, Item 2, page 30 of this Form 10-Q.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The Company's management, including the CEO and CFO, confirm there was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 1-31, 2020	1,896	$192.40	1,896	$14,128,474,585
August 1-31, 2020	1,802	207.27	1,802	14,128,101,079
September 1-30, 2020	261	205.33	261	14,128,047,489
Total	3,959	$200.02	3,959

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
McDonald's Amended and Restated Deferred Compensation Plan, effective as of May 26, 2020, incorporated herein by reference from Exhibit 10(c) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(d)
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
McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan, effective May 21, 2020, incorporated herein by reference from Exhibit 10(g) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(h)
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

(t)
Separation Agreement and General Release between Silvia Lagnado and the Company, dated August 14, 2019, incorporated herein by reference from Exhibit 10(t) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(u)
Separation Agreement and General Release between Silvia Lagnado and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10(u) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	November 9, 2020	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer