Form 10-K
period 2020-12-31
MCDONALDS CORP
filed 2021-02-23
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 was $137,233,144,378.
The number of shares outstanding of the registrant’s common stock as of January 31, 2021 was 745,572,145.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2021 definitive proxy statement, which will be filed no later than 120 days after December 31, 2020.

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

FORWARD-LOOKING STATEMENTS

The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as "could," "should," "continue," "estimate," "forecast," "intend," "look," “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” "remain" and "confident" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry, including those under "2020 Financial Performance", "Strategic Direction", "Outlook", or "Risk Factors" are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date of this report. Except as required by law, we do not undertake to update such forward-looking statements. Our business results are subject to a variety of risks, including those considerations or risks that are reflected in the "Risk Factors" section, as well as elsewhere in our filings with the SEC. If any of these considerations or risks materialize, our expectations (or underlying assumptions) may change or not be realized and our performance may be adversely affected. Therefore, you should not rely unduly on any forward-looking statements.

ABOUT McDONALD'S

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
BUSINESS SUMMARY
General
For the year ended December 31, 2020, there were no material changes to the Company's corporate structure or in its method of conducting business. The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets ("IOM"). In addition, throughout this report we present the International Developmental Licensed Markets & Corporate segment ("IDL"), which includes markets in over 80 countries, as well as Corporate activities. Effective January 1, 2019, McDonald's changed its global operating structure. Refer to the Segment and Geographic Information section included on page 50 of this Form 10-K for additional information.
Description of business
•General
The Company franchises and operates McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in 119 countries. Of the 39,198 restaurants at year-end 2020, 36,521 were franchised, which is 93% of McDonald's restaurants.
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

McDonald's Corporation 2020 Annual Report 3

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
The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company’s revenue, primarily through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects that consumer sentiment and government regulations as a result of COVID-19 may continue to have a negative impact on revenue in the near term.
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
While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets (primarily China and Japan) within the International Developmental Licensed Markets segment and a limited number of individual restaurants within the International Operated Markets segment, where the Company also has an equity investment and records its share of net results in Equity in earnings of unconsolidated affiliates.
As both royalty revenues and the Company's share of net results in equity investments are based on sales results, the Company may continue to experience a negative impact to revenues and Equity in earnings of unconsolidated affiliates as a result of COVID-19 in the near term.
•Supply chain, food safety, and quality
The Company and its franchisees purchase food, packaging, equipment, and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards. The Company has quality centers around the world designed to promote consistency of its high standards. The quality management systems and processes not only involve ongoing product reviews, but also on-site and virtual supplier visits. A Food Safety Advisory Council, composed of the Company’s internal food safety experts, as well as suppliers and outside academia, provides strategic global leadership for all aspects of food safety. We have ongoing programs to educate employees about food safety practices, and our suppliers and restaurant operators participate in food safety trainings where we share best practices on food safety and quality. In addition, the Company works closely with suppliers to encourage innovation and drive continuous improvement. Leveraging scale, supply chain infrastructure and risk management strategies, the Company also collaborates with suppliers toward a goal of achieving competitive, predictable food and paper costs over the long term.
Independently owned and operated distribution centers, approved by the Company, distribute products and supplies to McDonald’s restaurants. In addition, restaurant personnel are trained in the proper storage, handling and preparation of food for customers.
As a result of the COVID-19 pandemic, the Company implemented a framework called Safety+ for enhanced hygiene and safety standards to help re-enforce customer and crew safety. Additionally, the Company worked closely with suppliers on contingency planning for continuous supply so that we were able to continue to operate safe restaurants, and we had no breaks in supply for food, packaging, toys or equipment globally throughout 2020 due to COVID-19.
•Products
McDonald’s restaurants offer a substantially uniform menu, although there are geographic variations to suit local consumer preferences and tastes.
McDonald’s menu includes hamburgers and cheeseburgers, Big Mac, Quarter Pounder with Cheese, Filet-O-Fish, several chicken sandwiches, Chicken McNuggets, wraps, McDonald's Fries, salads, oatmeal, shakes, McFlurry desserts, sundaes, soft serve cones, bakery items, soft drinks, coffee, McCafé beverages and other beverages.
McDonald’s restaurants in the U.S. and many international markets offer a full or limited breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches, oatmeal, breakfast burritos and hotcakes.
In addition to these menu items, the restaurants sell a variety of other products during limited-time promotions.
Taste, quality, choice, value and nutrition are important to our customers, and we are continuously evolving our menu to meet our customers' needs, including testing new products on an ongoing basis.
•Marketing
McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed with customers in mind and are focused on promoting the McDonald’s brand and differentiating the Company from its competitors. Marketing and promotional efforts focus on value, quality, food taste, menu choice, nutrition, convenience and the customer experience.
•Intellectual property
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
McDonald's Corporation 2020 Annual Report 4

•Competition
McDonald’s restaurants compete with international, national, regional and local retailers of traditional, fast casual and other food service competitors. The Company competes in the quick-service restaurant industry on the basis of price, convenience, service, experience, menu variety and product quality in a highly fragmented global restaurant industry.
In measuring the Company’s competitive position, management reviews data compiled by Euromonitor International, a leading source of market data with respect to the global restaurant industry. The Company measures itself using the informal eating out ("IEO") segment information, which is inclusive of the Company’s primary competition of quick-service restaurants. The IEO segment includes the following restaurant categories defined by Euromonitor International: limited-service restaurants (which combines quick-service eating establishments and 100% home delivery/takeaway providers), street stalls or kiosks, cafés, specialist coffee shops, self-service cafeterias and juice/smoothie bars. The IEO segment excludes establishments that primarily serve alcohol and full-service restaurants other than providers with limited table service.
Based on data from Euromonitor International, the global IEO segment was composed of approximately 9 million outlets and generated $1.2 trillion in annual sales in 2019, the most recent year for which data is available. McDonald’s Systemwide 2019 restaurant business accounted for 0.4% of those outlets and 8.4% of the sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 20 million outlets and generated $2.6 trillion in annual sales in 2019. McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 3.8% of the sales.
•Environmental matters
The Company prioritizes progress across a range of environmental matters, and endeavors to improve our long-term sustainability and resiliency, which benefits McDonald’s and the communities it serves. The Company monitors environment-related governmental initiatives and consumer preferences, and while we cannot predict the precise nature of how these may evolve, the Company plans to respond in a timely and appropriate manner. Although any impact would likely vary by geographic region and/or market, we believe that the adoption of new regulations may increase costs or operational complexity for the Company.
To guide our management of environmental matters, the Company has developed goals and performance indicators that are updated periodically on the Company’s website, informed by relevant frameworks including the Sustainability Accounting Standards Board. These include goals and initiatives to reduce System greenhouse gas emissions, eliminate deforestation from our global supply chain, responsibly source ingredients and packaging, and increase the availability of recycling in restaurants to reduce waste, which the Company recognizes are increasingly important to customers. The Company also discloses the impacts of environmental risks and opportunities in its annual CDP Climate Change, CDP Forests and CDP Water reports. In recent years, we have made significant progress on our global commitments where we can make a difference at scale and drive industry-wide change.
Actual or perceived effects of changes in climate, weather patterns, water resources, forests or other natural resources, or packaging waste could have a direct or indirect impact on the operations of the System in ways which we cannot fully predict at this time. The Company will continue to assess potential risks and opportunities to analyze possible material impacts to the System as we believe taking action on environmental matters will drive business value in the long-term by ensuring we are managing operational costs in our energy supply, improving the security of supply of our raw materials and reducing our exposure to increasing environmental risks, regulation and taxes.
•Government regulations
The Company has global operations and is therefore subject to the laws of the United States and multiple foreign jurisdictions in which the Company operates and the rules and regulations of various governing bodies, which may differ among jurisdictions. Throughout 2020, there were various instances around the world of COVID-19 related government restrictions on operating hours, dine-in capacity and in some cases, mandated full restaurant closures. These government restrictions negatively impacted the Company's revenues. The Company does not believe that compliance with other current government regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

McDonald's Corporation 2020 Annual Report 5

•Human capital management
Purpose, Mission, & Values
Through our size and scale, the Company is embracing and prioritizing our role and commitment to the communities in which we operate through our:
•Purpose to feed and foster communities,
•Mission to create delicious feel-good moments for everyone, and
•Core values that define who we are and how we run our business.
At McDonald's, we are guided by our five core values:
1.Serve – We put our customers and people first;
2.Inclusion – We open our doors to everyone;
3.Integrity – We do the right thing;
4.Community – We are good neighbors; and
5.Family – We get better together.
The Company believes that it is our people, all around the world, who set us apart and bring these values to life on a daily basis.
In addition, the Company’s people strategies aim to create an environment grounded in diversity, equity and inclusion; continually evaluate and evolve compensation and benefits programs, while offering quality training and learning opportunities; and uphold a high standard of health and safety for employees and customers alike.
We encourage you to read more information within McDonald’s “Purpose & Impact” section on the Company’s website that includes additional information regarding our human capital management and other initiatives and is updated periodically as our strategies evolve. Our website is not deemed incorporated by reference into this Annual Report on Form 10-K, but does provide background for reference.
Our People
The Company’s employees include those in our corporate and other offices as well as Company-owned and operated restaurant employees, totaling approximately 200,000 worldwide as of year-end 2020, of which over 75% are based outside of the U.S. In addition to Company employees, the over two million individuals who work in our independent Franchisee restaurants globally are critical to the Company’s success, enabling us to drive long-term value creation and further our purpose and mission. People are at the cornerstone of our business and an essential part of the McDonald's System – our owner-operators, our suppliers, and the Company.
Diversity, Equity and Inclusion (“DEI”)
At McDonald’s, our aspiration is that no matter where you are in the world, when you interact with McDonald’s, inclusivity and equity are evident. We believe that a diverse workforce is critical to McDonald’s success, and we are committed to making this a continued priority for our Company. Our Board of Directors reflects this commitment as half of the 12 members are women or racially diverse, including the Chairman of the Board. With this leadership, the Company recently launched a new global DEI strategy designed to drive accountability across the System to better represent the diverse communities in which McDonald’s operates, to accelerate cultures of inclusion and belonging, and to further dismantle barriers to economic opportunity.
The Company’s enhanced DEI strategy builds on existing initiatives from across the business, including:
•the ongoing initiative to improve the representation of women at all levels of the Company,
•long-standing work designed to encourage franchisees and suppliers to create greater diversity in their own operations,
•upholding human rights and cultivating a respectful workplace that is ethical, truthful and dependable, and
•our commitment to equitable pay among Company employees with comparable job responsibilities, experience, performance and contributions.
While McDonald’s is proud of our more than 65-year history as an employer, we expect our global DEI strategy to represent a step change in how we view equitable opportunity across our System and we are committed to accelerating the representation, inclusion and opportunity for historically underrepresented groups throughout our business. Aligned with our purpose, mission and values, this strategy will shape our future as a leading employer.
Beginning in 2021, the Company is incorporating quantitative human capital management related metrics to annual incentive compensation for its executives. In addition to the Company’s financial performance, executives will be measured on their ability to champion our core values, improve diversity representation within leadership roles for both women and historically underrepresented groups, and create a strong culture of inclusion within the Company.

McDonald's Corporation 2020 Annual Report 6

Workplace Health and Safety
McDonald’s has always focused on protecting the health and safety of our people and our customers. Throughout 2020, in response to the global COVID-19 pandemic, we have made informed decisions with the guidance from health ministries in most of the countries in which we operate, as well as the World Health Organization. As safety, hygiene and customers’ trust and confidence in our restaurants is critical in this environment, the Company has established even greater discipline in restaurant operations to meet those needs. McDonald’s engaged Mayo Clinic, a global leader in serious and complex healthcare, to provide ongoing counsel and expertise on emerging science in infection prevention and control, and to identify best practices to mitigate the spread of COVID-19. Over the last year, elevated standards informed by this engagement have been executed in the majority of McDonald’s over 39,000 restaurants, including more than 50 process changes in U.S. restaurants. Encompassed in a framework called Safety+, this effort builds on the Company’s history of safety-first leadership in McDonald’s restaurants, and supplements the work of global markets to help keep customers and crew safe.
Respectful Workplace Environment
Fostering safe, inclusive, and respectful workplaces, wherever we do business, has been integral to the Company for its more than 65 year history. We understand the importance of providing a positive experience in our offices and in the restaurants where everyone is valued. In 2018, we introduced McDonald's Human Rights Policy, which outlines our commitment to respect our people and their rights. Our commitment to respect human rights is also set out in our Standards of Business Conduct which apply to Company employees, and in our Supplier Code of Conduct, which contains our human rights requirements for our global suppliers. Company staff are trained regularly on the Standards and are required to annually certify their understanding of and commitment to upholding them.
Additionally, we recognize that developing respectful workplaces, where everyone’s rights are recognized, is an ongoing process that requires continuous effort and improvement. That’s why we worked with third party experts to strengthen our U.S. discrimination, harassment and anti-retaliation policy and provide enhanced interactive training for corporate staff and U.S. Company-owned restaurant employees. We have shared this policy and training with our franchisees and encourage them to utilize these tools and resources. We also recognize how important it is to provide channels for employees to report human rights concerns. Company employees can raise concerns in many ways, including through an anonymous global channel, the Business Integrity Line – staffed by a live operator from an independent company – 24 hours a day, 365 days a year. This is complemented by additional reporting channels in many markets. We expect our employees and franchisees to uphold human rights and cultivate respectful workplaces which builds trust, protects the integrity of our brand and fuels our success.
Compensation, Benefits, and Talent Development
The compensation and benefits provided to U.S. and internationally-based Company employees, including both corporate staff and Company-owned restaurant employees, is established based upon competitive considerations in the relevant labor market. The amount and type of compensation varies by level of employee as well as their location, and may include some combination of the following (in addition to base pay): cash bonuses, stock-based awards, retirement savings programs, and health and welfare benefits. In addition, Company employees may receive paid time off, family care resources, tuition assistance and flexible work schedules. In 2020, the Company placed a significant emphasis on wellbeing globally, deploying a multitude of new benefits focused on the physical, financial and mental health of our employees. For example, in the U.S., these enhancements included the introduction of new Emotional Wellbeing and Employee Assistance programs.
McDonald’s has a long-standing commitment to provide training, education benefits and career paths, which empower people and the communities we serve. McDonald’s is committed to providing opportunities for people to enhance their skills and fulfill their potential through talent development programs, apprenticeship opportunities, language and technical skill training, and by supporting continuing education. We believe this helps to facilitate talent attraction, career development and retention. Further, McDonald’s Hamburger University has eight campuses around the world to provide training for Company employees as well as franchisees and eligible employees from their organizations. These are just a few examples of how education plays an important role in our business and our communities.
Communities
The Company embraces our role and commitment to the communities we serve. Throughout the past year, McDonald’s rallied together with our suppliers, franchisees and partners, not just to keep restaurants open and running safely, but also to support our communities and first responders as seen through our donations of food and masks. Through the Company’s Youth Opportunity program, we aim to reduce barriers to employment for many at risk young people, through pre-employment job readiness training, employment opportunities, and workplace development programs. We are also proud of the network of over 260 local Chapters of Ronald McDonald House Charities (“RMHC”) spanning over 60 countries and regions that creates, finds and supports programs that directly improve the health and well-being of children and their families. In support of RMHC, in 2020, the Company announced our five-year commitment to RMHC totaling $100 million. The Company will continue to look for ways to utilize our size and scale to create an even bigger impact in the communities we serve in the future.

McDonald's Corporation 2020 Annual Report 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S VIEW OF THE BUSINESS
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures which are considered to be non-GAAP, including comparable sales and comparable guest count growth, Systemwide sales growth, after-tax return on invested capital from continuing operations, free cash flow and free cash flow conversion rate, as described below. Management believes these measures are important in understanding the financial performance of the Company.
•Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as income tax provision adjustments related to the Tax Cuts and Jobs Act of 2017 (“Tax Act”), and bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.
•Comparable sales are compared to the same period in the prior year and represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters (including restaurants temporarily closed due to COVID-19 in 2020). Comparable sales exclude the impact of currency translation and the sales of any market considered hyper-inflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix.
•Comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed.
•Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance, because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist solely of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
•The Company’s after-tax return on invested capital ("ROIC") from continuing operations is a metric that management believes measures our capital-allocation effectiveness over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies. Refer to the reconciliation in Exhibit 12 for further information on the Company's calculation of ROIC.
•Free cash flow, defined as cash provided by operations less capital expenditures, and free cash flow conversion rate, defined as free cash flow divided by net income, are measures reviewed by management in order to evaluate the Company’s ability to convert net profits into cash resources, after reinvesting in the core business, that can be used to pursue opportunities to enhance shareholder value. Refer to the reconciliations in Exhibit 12 for further information on the Company's calculations of free cash flow and free cash flow conversion rate.
2020 FINANCIAL PERFORMANCE
In 2020, global comparable sales decreased 7.7% primarily as a result of COVID-19. Comparable guest counts were negative across all segments for the year.
•Comparable sales in the U.S. increased 0.4% benefiting from strong average check growth and positive comparable sales primarily at the dinner daypart. The Company's strategic marketing investments and promotional activity, along with growth in delivery, had a positive impact on comparable sales in the second half of 2020.
•Comparable sales in the International Operated segment decreased 15.0% reflecting negative comparable sales in most markets as a result of COVID-19. The comparable sales decline was primarily driven by France, the U.K., Germany, Italy and Spain, partly offset by positive results in Australia.
•Comparable sales in the International Developmental Licensed segment decreased 10.5% reflecting negative comparable sales primarily in Latin America and Asia, partly offset by strong comparable sales in Japan.
In addition to the comparable sales results, the Company had the following financial results in 2020:
•Consolidated revenues decreased 10% (10% in constant currencies).
•Systemwide sales decreased 7% (7% in constant currencies).
•Consolidated operating income decreased 19% (20% in constant currencies) and included $268 million of net strategic gains. Excluding these gains, operating income decreased 23% (23% in constant currencies), when also excluding $74 million of net strategic charges from the prior year. Refer to the Operating Income section on page 17 for additional details.
McDonald's Corporation 2020 Annual Report 8

•Operating margin, defined as operating income as a percent of total revenues, decreased from 42.5% in 2019 to 38.1% in 2020. Excluding the items referenced in the previous bullet point, operating margin decreased from 42.8% in 2019 to 36.7% in 2020.
•Diluted earnings per share of $6.31 decreased 20% (20% in constant currencies). Refer to the Net Income and Diluted Earnings Per Share section on page 12 for additional details.
•Cash provided by operations was $6.27 billion.
•Capital expenditures of $1.64 billion were allocated mainly to reinvestment in existing restaurants and, to a lesser extent, to new restaurant openings.
•Free cash flow was $4.62 billion, a 19% decrease from the prior year.
•Across the System, nearly 1,000 restaurants (including those in our developmental licensee and affiliated markets) were opened.
•The Company increased its quarterly cash dividend per share by 3% to $1.29 for the fourth quarter, equivalent to an annual dividend of $5.16 per share.
STRATEGIC DIRECTION
In 2020, the Company announced a new growth strategy, Accelerating the Arches (the “Strategy”). The Strategy encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand, and includes a refreshed purpose, updated values, and new growth pillars that build on the Company’s competitive advantages.
Purpose, Mission, & Values
The Company is embracing and prioritizing its role and commitments to the communities in which it operates through our:
•Purpose to feed and foster communities,
•Mission to create delicious feel-good moments for everyone, and
•Core values that define who we are and how we run our business.
Growth Pillars
The new growth pillars, rooted in the Company’s identity, MCD, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches to effectively communicate the story of our brand, food and purpose. This will focus on enhanced digital capabilities that provide a more personal connection with customers. The Company is also committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand.
•Commit to the Core by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company will prioritize chicken and beef offerings as we expect they represent the largest growth opportunities. The Company expects there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites. In addition, the Company plans to introduce a new Crispy Chicken Sandwich in the U.S. at the end of February. The Company will also implement a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also see a significant opportunity with coffee, and markets will leverage the McCafe brand, experience, value and quality to drive long-term growth.
•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine that provides a fast, easy experience for our customers. To unlock further growth, the Company will accelerate technology innovation so that when customers interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs.
◦Digital: The Company’s new digital experience growth engine, “MyMcDonald’s” will transform its digital offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in. Through the digital tools across this platform, customers will receive tailored offers, be able to participate in a new loyalty program and order and receive McDonald's food through the channel of their choice. The Company expects to have elements of “MyMcDonald’s” across its top six markets by the end of 2021, featuring loyalty programs in several of those markets, including a U.S. loyalty launch later in 2021. Across these top six markets, digital sales exceeded $10 billion or nearly 20% of Systemwide sales in 2020.
◦Delivery: Over the past three years, the Company has expanded the number of McDonald’s restaurants offering delivery to nearly 30,000 restaurants, and delivery sales have grown significantly. The Company will build on this progress and enhance the delivery experience for customers by adding the ability to order on the McDonald’s app, which is already available in several markets around the world, and optimizing operations with a focus on speed and accuracy.
◦Drive Thru: The Company has drive thru locations in over 25,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. During the COVID-19 pandemic, this channel has heightened importance and we expect that it will become even more critical to meet customers’ demand for flexibility and choice. The Company will build on its drive thru advantage as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru. The Company will test new concepts and technology to enhance the customer experience, including automated order taking; a new drive thru express pick-up lane for customers with a digital order; and a restaurant concept that offers drive thru, delivery and takeaway only to provide a faster, more convenient experience.
The Company’s Strategy is underpinned by a relentless focus on running great restaurants, including improving speed of service to address customer needs. The Company believes this Strategy will build on our inherent strengths by harnessing our competitive advantages and investing in innovations that will enhance the customer experience and deliver long-term growth.
McDonald's Corporation 2020 Annual Report 9

OUTLOOK
2021 Outlook
Based on current conditions, the following information is provided to assist in forecasting the Company's future results for 2021.
•The Company expects 2021 Systemwide sales growth, in constant currencies, in the low double digits, and expects net restaurant unit expansion to contribute about 1% to 2021 Systemwide sales growth.
•The Company expects operating margin percent to be in the low-to-mid 40% range.
•The Company expects full year 2021 selling, general and administrative expenses of approximately 2.3% of Systemwide sales, reflecting a decrease of about 2% to 4% in constant currencies.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2021 to decrease about 1% to 3% due primarily to lower average debt balances as the Company expects to pay down current debt levels to return to pre-COVID-19 leverage ratios.
•The Company expects the effective income tax rate for the full year 2021 to be in the 21% to 23% range. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2021 capital expenditures to be approximately $2.3 billion, about half of which will be directed towards new unit expansion across the U.S. and International Operated Markets.
In 2021, about $1.1 billion will be dedicated to our U.S. business, about $500 million of which will be allocated to approximately 1,200 restaurant modernization projects. Globally, the Company expects to open over 1,300 restaurants. We will open nearly 500 restaurants in the U.S. and International Operated Markets segments, and our developmental licensee and affiliates will contribute capital towards over 800 restaurant openings in their respective markets. Additionally, the U.S. expects to close roughly 325 restaurants in 2021; a majority of which are lower sales volume McDonald's in Walmart locations. The Company expects about 650 net restaurant additions in 2021.
•The Company expects to achieve a free cash flow conversion rate greater than 90%.

2022 Outlook
The Company has provided a 2022 outlook that is detailed in its Form 10-Q for the quarter ended September 30, 2020.

McDonald's Corporation 2020 Annual Report 10

CONSOLIDATED OPERATING RESULTS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included on pages 38 through 59 of this Form 10-K. This section generally discusses 2020 and 2019 items and the year-to-year comparisons between the year ended December 31, 2020 compared to the year ended December 31, 2019. Discussions of 2018 items and the year-to-year comparisons between the year ended December 31, 2019 compared to the year ended December 31, 2018 are not included in this Form 10-K and can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 26, 2020.

Operating results
		2020		2019	2018
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$8,139	(14%)	$9,421	(6%)	$10,013
Revenues from franchised restaurants	10,726	(8)	11,656	6	11,012
Other revenues	343	19	288	24	233
Total revenues	19,208	(10)	21,365	1	21,258
Operating costs and expenses
Company-operated restaurant expenses	6,981	(10)	7,761	(6)	8,266
Franchised restaurants-occupancy expenses	2,208	0	2,201	12	1,973
Other restaurant expenses	267	19	224	20	186
Selling, general & administrative expenses
Depreciation and amortization	301	14	262	22	215
Other	2,245	14	1,967	(1)	1,985
Other operating (income) expense, net	(118)	2	(120)	37	(190)
Total operating costs and expenses	11,884	(3)	12,295	(1)	12,435
Operating income	7,324	(19)	9,070	3	8,823
Interest expense	1,218	9	1,122	14	981
Nonoperating (income) expense, net	(35)	50	(70)	n/m	26
Income before provision for income taxes	6,141	(23)	8,018	3	7,816
Provision for income taxes	1,410	(29)	1,993	5	1,892
Net income	$4,731	(21%)	$6,025	2%	$5,924
Earnings per common share—diluted	$6.31	(20%)	$7.88	5%	$7.54
Weighted-average common shares outstanding— diluted	750.1	(2%)	764.9	(3%)	785.6
n/m Not meaningful

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2020	2019	2018	2020	2019	2018
Revenues	$19,208	$21,365	$21,258	$(75)	$(610)	$124
Company-operated margins	1,158	1,660	1,747	(1)	(51)	4
Franchised margins	8,519	9,455	9,039	32	(256)	57
Selling, general & administrative expenses	2,546	2,229	2,200	(2)	29	(13)
Operating income	7,324	9,070	8,823	35	(280)	56
Net income	4,731	6,025	5,924	26	(165)	33
Earnings per common share—diluted	6.31	7.88	7.54	0.04	(0.21)	0.04

In 2020, results primarily reflected the strengthening of the Euro and British Pound, partly offset by the weakening of the Brazilian Real. In 2019, results reflected the weakening of the Euro and most other major currencies.
McDonald's Corporation 2020 Annual Report 11

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2020, net income decreased 21% (22% in constant currencies) to $4.7 billion and diluted earnings per common share decreased 20% (20% in constant currencies) to $6.31. Foreign currency translation had a positive impact of $0.04 on diluted earnings per share.
Results in 2020 reflected sales declines in the International Operated Markets and International Developmental Licensed Markets segments as a result of COVID-19.
Results in 2020 also included the following:
•Higher Selling, General and Administrative Expenses reflecting:
◦$100 million for the Company's five year commitment to Ronald McDonald House Charities;
◦one-time investments in renewed brand communications as part of the “Serving Here” campaign launch that was announced with the new growth strategy, Accelerating the Arches; and
◦partly offset by lower incentive-based compensation expense.
•Over $200 million of incremental franchisee support for the year for marketing to accelerate recovery and drive growth across the U.S. and International Operated Markets, a majority of which was recorded in Selling, General and Administrative Expenses.
◦About $100 million was recorded in the U.S. and the remaining support was recorded in the International Operated Markets segment.
•Higher restaurant closing costs of $68 million in both the International Operated Markets and in the U.S. The U.S. costs were primarily related to planned closings of McDonald’s in Walmart locations.
•Lower gains on sales of restaurant businesses.
•An increase of reserves for bad debts of $58 million related to rent and royalty deferrals.
Outlined below is additional information for the full year 2020, 2019, and 2018:

Diluted Earnings Per Common Share Reconciliation
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
	2020	2019	2018	2020	2019	2020	2019
GAAP earnings per share-diluted	$6.31	$7.88	$7.54	(20%)	5%	(20%)	7%
Strategic (gains) charges	(0.26)	0.07	0.26
Income tax (benefit) cost, net	—	(0.11)	0.10
Non-GAAP earnings per share-diluted	$6.05	$7.84	$7.90	(23)%	(1)%	(23)%	2%
2020 results included:
◦net pre-tax strategic gains of $268 million, or $0.26 per share, primarily related to the sale of McDonald's Japan stock, which reduced the Company's ownership by about 6%.
2019 results included:
◦$84 million, or $0.11 per share, of income tax benefit due to regulations issued in the fourth quarter 2019 related to the Tax Act.
◦net pre-tax strategic charges of $74 million, or $0.07 per share, primarily related to impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters.
2018 results included:
◦net tax cost of $75 million, or $0.10 per share, associated with the final 2018 adjustments to the provisional amounts recorded in December 2017 under the Tax Act.
◦$234 million, or $0.26 per share, of pre-tax strategic impairment and restructuring charges.
Excluding the above 2020 and 2019 items, 2020 net income decreased 24% (25% in constant currencies), and diluted earnings per share decreased 23% (23% in constant currencies).
Diluted earnings per share for 2020 and 2019 benefited from a decrease in diluted weighted average shares outstanding. In early March 2020, the Company suspended its share repurchase program. The Company repurchased 4.3 million shares of its stock for $874 million in 2020 and 25.0 million shares of its stock for $5 billion in 2019.
RESTAURANT UPDATE
The Company has continued to follow the guidance of expert health authorities to ensure the appropriate precautionary steps are taken to protect the health and safety of our people and our customers.
As a result of COVID-19, throughout 2020, there have been numerous instances of government restrictions on restaurant operating hours, limited dine-in capacity in most countries and, in some cases, mandated dining room closures particularly in the International Operated Markets. These restrictions, which have carried into 2021, are impacting most of the Company's key markets outside of the U.S., particularly those with fewer drive thru restaurant locations. The Company expects some restrictions in various markets so long as the COVID-19 pandemic continues.

McDonald's Corporation 2020 Annual Report 12

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
Franchised restaurants represented 93% of McDonald's restaurants worldwide at December 31, 2020. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects that government regulations as a result of COVID-19 resurgences will continue to have a negative impact on revenue in the near term.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2020	2019	2018	2020	2019	2020	2019
Company-operated sales:
U.S.	$2,395	$2,490	$2,665	(4%)	(7%)	(4%)	(7%)
International Operated Markets	5,114	6,334	6,668	(19)	(5)	(18)	(1)
International Developmental Licensed Markets & Corporate	630	597	680	6	(12)	7	(7)
Total	$8,139	$9,421	$10,013	(14%)	(6%)	(12%)	(3%)
Franchised revenues:
U.S.	$5,261	$5,353	$5,001	(2%)	7%	(2%)	7%
International Operated Markets	4,348	5,064	4,839	(14)	5	(15)	10
International Developmental Licensed Markets & Corporate	1,117	1,239	1,172	(10)	6	(8)	10
Total	$10,726	$11,656	$11,012	(8%)	6%	(8%)	9%
Total Company-operated sales and Franchised revenues:
U.S.	$7,656	$7,843	$7,666	(2%)	2%	(2%)	2%
International Operated Markets	9,462	11,398	11,507	(17)	(1)	(17)	4
International Developmental Licensed Markets & Corporate	1,747	1,836	1,852	(5)	(1)	(3)	4
Total	$18,865	$21,077	$21,025	(10%)	0%	(10%)	3%
Total Other revenues	$343	$288	$233	19%	24%	19%	25%
Total Revenues	$19,208	$21,365	$21,258	(10%)	1%	(10%)	3%
In 2020, total Company-operated sales and franchised revenues decreased 10% (10% in constant currencies), primarily reflecting sales declines in the International Operated Markets segment as a result of COVID-19. Results also reflected positive sales performance in the U.S., which was more than offset by support provided for marketing, through incentives to franchisees, to accelerate recovery and drive growth, including the free Thank You Meals served across the country to first responders and health care workers.
Revenue declines were more significant in the International Operated Markets segment, driven by the temporary restaurant closures and limited operations. While performance was mixed, the ability of each market to drive sales and revenue growth is also impacted by the number of drive thru restaurant locations. The revenue declines were driven by the U.K., France, Germany, Italy and Spain.
TOTAL REVENUES BY SEGMENT

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate
McDonald's Corporation 2020 Annual Report 13

The following tables present comparable sales and Systemwide sales increases/(decreases):

Comparable sales increases/(decreases)

	2020	2019	2018
U.S.	0.4%	5.0%	2.5%
International Operated Markets	(15.0)	6.1	6.1
International Developmental Licensed Markets & Corporate	(10.5)	7.2	5.6
Total	(7.7%)	5.9%	4.5%

Systemwide sales increases/(decreases)*

			Increase/(decrease) excluding currency translation
	2020	2019	2020	2019
U.S.	0%	5%	0%	5%
International Operated Markets	(13)	3	(14)	8
International Developmental Licensed Markets & Corporate	(10)	5	(8)	10
Total	(7%)	4%	(7%)	7%
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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2020	2019	2018	2020	2019	2020	2019
U.S.	$38,123	$37,923	$35,860	1%	6%	1%	6%
International Operated Markets	25,446	28,853	27,557	(12)	5	(13)	10
International Developmental Licensed Markets & Corporate	21,609	23,981	22,717	(10)	6	(8)	10
Total	$85,178	$90,757	$86,134	(6%)	5%	(6%)	8%

Ownership type
Conventional franchised	$63,297	$66,415	$63,251	(5)	5%	(5)%	7%
Developmental licensed	11,781	14,392	13,519	(18)	6	(14)	13
Foreign affiliated	10,100	9,950	9,364	2	6	0	7
Total	$85,178	$90,757	$86,134	(6%)	5%	(6%)	8%

McDonald's Corporation 2020 Annual Report 14

RESTAURANT MARGINS
Restaurant margins

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2020	2019	2018	2020	2019	2020	2019
Franchised:
U.S.	$4,097	$4,227	$4,070	(3%)	4%	(3%)	4%
International Operated Markets	3,329	4,018	3,829	(17)	5	(19)	10
International Developmental Licensed Markets & Corporate	1,093	1,210	1,140	(10)	6	(8)	11
Total	$8,519	$9,455	$9,039	(10%)	5%	(10%)	7%
Company-operated:
U.S.	$405	$388	$397	4%	(2%)	4%	(2%)
International Operated Markets	748	1,266	1,327	(41)	(5)	(41)	(1)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$1,158	$1,660	$1,747	(30%)	(5%)	(30%)	(2%)
Total restaurant margins:
U.S.	$4,502	$4,615	$4,467	(2%)	3%	(2%)	3%
International Operated Markets	4,077	5,284	5,156	(23)	2	(24)	7
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$9,677	$11,115	$10,786	(13%)	3%	(13%)	6%
n/m Not meaningful
In 2020, total restaurant margins decreased 13% (13% in constant currencies), which reflected sales declines in the International Operated Markets segment as a result of COVID-19, partly offset by positive sales performance in the U.S.
Franchised margins represented over 85% of restaurant margin dollars.
Franchised margins in the U.S. reflected higher depreciation costs related to investments in Experience of the Future ("EOTF"), as well as support provided for marketing to accelerate recovery and drive growth, including the free Thank You Meals served across the country to first responders and health care workers.
Company-operated margins in the U.S. and International Operated Markets segments reflected incremental COVID-19 expenses incurred for employee related costs, personal protective equipment, and signage and other restaurant costs.
Due to the nature of our operating model, franchised margin expenses (primarily comprised of lease expense and depreciation expense) are mainly fixed, whereas Company-operated restaurant expenses have more variable cost components. Total restaurant margins included $1,452 million of depreciation and amortization expenses in 2020.

RESTAURANT MARGINS BY TYPE (In millions)

McDonald's Corporation 2020 Annual Report 15

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2020	2019	2018	2020	2019	2020	2019
U.S.	$625	$587	$591	7%	(1%)	7%	(1%)
International Operated Markets	700	629	641	11	(2)	11	3
International Developmental Licensed Markets & Corporate(1)	1,221	1,013	968	20	5	20	5
Total Selling, General & Administrative Expenses	$2,546	$2,229	$2,200	14%	1%	14%	3%

Less: Incentive-Based Compensation(2)	158	289	284	(45%)	2%	(45%)	3%
Total Excluding Incentive-Based Compensation	$2,388	$1,940	$1,916	23%	1%	23%	3%
(1)Included in International Developmental Licensed Markets & Corporate are home office support costs in areas such as facilities, finance, human resources, investments in strategic technology initiatives, legal, marketing, restaurant operations, supply chain and training.
(2)Includes all cash incentives and share-based compensation expense.
In 2020, consolidated selling, general and administrative expenses increased 14% (14% in constant currencies). The results reflected about $175 million of incremental marketing contributions by the Company to the System's advertising cooperative arrangements across the U.S. and International Operated Markets to accelerate recovery and drive growth; the Company's five year commitment totaling $100 million to RMHC; one-time investments in renewed brand communications as part of the “Serving Here” campaign launch that was announced with the new growth strategy, Accelerating the Arches; and higher investments in strategic technology initiatives. These results were partly offset by lower incentive-based compensation expense and travel costs.
Selling, general and administrative expenses as a percent of Systemwide sales was 2.7% in 2020, 2.2% in 2019 and 2.3% in 2018. Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2020	2019	2018
Gains on sales of restaurant businesses	$(23)	$(127)	$(304)
Equity in earnings of unconsolidated affiliates	(117)	(154)	(152)
Asset dispositions and other (income) expense, net	290	87	34
Impairment and other charges (gains), net	(268)	74	232
Total	$(118)	$(120)	$(190)
•Gains on sales of restaurant businesses
In 2020, gains on sales of restaurant businesses decreased primarily due to fewer restaurant sales primarily in the U.K. and the U.S.
•Equity in earnings of unconsolidated affiliates
In 2020, equity in earnings of unconsolidated affiliates declined primarily due to sales declines as a result of COVID-19 in both the International Operated Markets and International Developmental Licensed Markets.
•Asset dispositions and other (income) expense, net
Asset dispositions and other expense, net reflected $68 million of restaurant closing costs in both the International Operated Markets and in the U.S. The U.S. costs were primarily related to planned closings of McDonald's in Walmart locations.
Results also reflected an increase of reserves for bad debts of $58 million, related to rent and royalty deferrals; $31 million of payments to distribution centers for obsolete inventory to support franchisee liquidity; and litigation settlements.
•Impairment and other charges (gains), net
In 2020, impairment and other charges (gains), net reflected $274 million of pre-tax strategic gains related to the sale of McDonald's Japan stock, which reduced the Company's ownership by about 6% for the year. Results also reflected the write-off of impaired software that was no longer being used of $26 million, partly offset by $13 million of income primarily comprised of a reversal of a reserve associated with the Company's sale of its business in the India Delhi market in January 2020.
The results in 2019 reflected $99 million of impairment associated with the purchase of our joint venture partner's interest in the India Delhi market, partly offset by $20 million of gains on the sales of property at the former Corporate headquarters.
The results in 2018 reflected $140 million of impairment charges and $85 million of strategic restructuring charges in the U.S.

McDonald's Corporation 2020 Annual Report 16

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2020	2019	2018	2020	2019	2020	2019
U.S.	$3,789	$4,069	$4,016	(7%)	1%	(7%)	1%
International Operated Markets	3,315	4,789	4,643	(31)	3	(32)	8
International Developmental Licensed Markets & Corporate	220	212	164	4	29	12	59
Total	$7,324	$9,070	$8,823	(19%)	3%	(20%)	6%

Operating margin	38.1%	42.5%	41.5%
Non-GAAP operating margin	36.7%	42.8%	42.6%

•Operating Income: Operating income decreased 19% (20% in constant currencies). Results for 2020 included $268 million of net strategic gains primarily related to the sale of McDonald's Japan stock, and results for 2019 included $74 million of net strategic charges. Excluding these current year and prior year items, operating income decreased 23% (23% in constant currencies) for 2020.
•U.S.: The operating income decrease reflected positive sales performance, which was more than offset by about $100 million of support for marketing to accelerate recovery and drive growth; EOTF depreciation; a comparison to a prior year gain on the sale of real estate; lower gains on sales of restaurant businesses; and higher restaurant closing costs, primarily related to planned closings of McDonald's in Walmart locations.
•International Operated Markets: The operating income decrease reflected sales declines as a result of COVID-19; over $100 million of support for marketing to accelerate recovery and drive growth; incremental COVID-19 Company-operated expenses primarily for employee related costs; lower gains on sales of restaurant businesses primarily in the U.K.; higher restaurant closing costs; lower equity in earnings from unconsolidated affiliates; and $23 million of payments to distribution centers for obsolete inventory.
•International Developmental Licensed Markets & Corporate: Excluding the current year and prior year strategic gains and charges described above, the results primarily reflected higher G&A due to the Company's five year commitment totaling $100 million to RMHC as well as one-time investments in renewed brand communications.

OPERATING INCOME BY SEGMENT*

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate*
*The IDL segment excludes Corporate activities, which is a Non-GAAP metric.

McDonald's Corporation 2020 Annual Report 17

•Operating margin: Operating margin is defined as operating income as a percent of total revenues. The contributions to operating margin differ by segment due to each segment's ownership structure, primarily due to the relative percentage of franchised versus Company-operated restaurants. Additionally, the number of temporary restaurant closures, which varies by segment, as a result of COVID-19, also impacts the contribution of each segment to the consolidated operating margin.
The decrease in operating margin percent for 2020 was driven by a decline in sales, higher other operating expenses and higher G&A. While the sales-driven franchised margin decline had a dilutive effect on operating margin percent, franchised margin dollars represented over 85% of overall margin dollars and were a key component of operating income.

OPERATING MARGIN PERCENT ROLL-FORWARD*

Operating margin	Increase	Decrease
*The operating margin roll-forward excludes the strategic gains and charges previously described.

INTEREST EXPENSE
Interest expense increased 9% (8% in constant currencies) and 14% (16% in constant currencies) in 2020 and 2019, respectively. Results in 2020 reflected higher average debt balances, partly offset by a decrease in the amount of Euro denominated deposits incurring interest expense as a result of the Company's cash management strategies.

NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2020	2019	2018
Interest income	$(18)	$(37)	$(4)
Foreign currency and hedging activity	(3)	(48)	5
Other expense	(14)	15	25
Total	$(35)	$(70)	$26
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

McDonald's Corporation 2020 Annual Report 18

PROVISION FOR INCOME TAXES
In 2020, 2019 and 2018 the reported effective income tax rates were 23.0%, 24.9% and 24.2%, respectively.
Results for 2020 included $50 million of income tax benefits due to new U.S. tax regulations and $48 million of income tax benefits related to the impact of a tax rate change in the U.K.
The effective income tax rate for 2019 reflected $84 million of income tax benefit due to regulations issued in the fourth quarter 2019 related to the Tax Act. Excluding the income tax benefit, the effective income tax rate was 25.9% for the year 2019.
The effective income tax rate for 2018 reflected the final 2018 adjustments to the provisional amounts recorded in 2017 under the Tax Act of $75 million net tax cost. Excluding the impact of the Tax Act and impairment charges, the effective income tax rate was 22.9% for the year 2018.
Consolidated net deferred tax liabilities included tax assets, net of valuation allowance, of $6.5 billion in 2020 and $5.3 billion in 2019. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.

RECENTLY ISSUED ACCOUNTING STANDARDS
Recently issued accounting standards are included on page 43 of this Form 10-K.

CASH FLOWS
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases. As our operations have been impacted due to COVID-19, we have taken actions to preserve financial flexibility, primarily during the peak of the pandemic.
Cash provided by operations totaled $6.3 billion in 2020, a decrease of $1.9 billion or 23%. Free cash flow was $4.6 billion in 2020, a decrease of $1.1 billion or 19%. The Company’s free cash flow conversion rate was 98% in 2020 and 95% in 2019. Cash provided by operations decreased in 2020 compared to 2019 primarily due to a reduction in operating earnings due to COVID-19. In 2019, cash provided by operations totaled $8.1 billion, an increase of $1.1 billion or 17% compared with 2018, primarily due to a decrease in accounts receivable and lower income tax payments.
During 2020, the Company deferred collection of rent and royalties earned from franchisees. In total, the Company deferred collection of approximately $1 billion, and has collected over 80% of these total deferrals as of December 31, 2020. The remaining deferrals are expected to be collected in the first half of 2021.
Cash used for investing activities totaled $1.5 billion in 2020, a decrease of $1.5 billion compared with 2019. The decrease was primarily due to lower capital expenditures, fewer strategic acquisitions, and proceeds received from the sale of McDonald’s Japan stock in 2020. Cash used for investing activities totaled $3.1 billion in 2019, an increase of $616 million compared with 2018. The increase was primarily due to the Company’s strategic acquisitions of a real estate entity, Dynamic Yield and Apprente, partly offset by lower capital expenditures.
Cash used for financing activities totaled $2.2 billion in 2020, a decrease of $2.7 billion compared with 2019. The decrease was primarily due to $4.1 billion of lower treasury stock purchases in 2020 as the Company suspended its share repurchase program in early March 2020. In addition, the Company had $2.2 billion in net debt issuances in 2020, as compared to $3.2 billion in net debt issuances in 2019. The decrease in net debt issuances was primarily due to the timing of short-term commercial paper issuances and repayments. Cash used for financing activities totaled $5.0 billion in 2019, a decrease of $955 million compared with 2018, primarily due to net debt activity.
The Company’s cash and equivalents balance was $3.4 billion and $899 million at year end 2020 and 2019, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
McDonald's Corporation 2020 Annual Report 19

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2020, the Company opened 977 restaurants and closed 643 restaurants. In 2019, the Company opened 1,231 restaurants and closed 391 restaurants. The decrease in openings during the year compared to 2019 was due to COVID-19. The closures in 2020 include approximately 200 closures in the U.S.; over half of which are lower sales volume McDonald's in Walmart locations.
Systemwide restaurants at year end

	2020	2019	2018
U.S.	13,682	13,846	13,914
International Operated Markets	10,560	10,465	10,263
International Developmental Licensed Markets & Corporate	14,956	14,384	13,678
Total	39,198	38,695	37,855
RESTAURANTS BY OWNERSHIP TYPE

Franchised restaurants	Company-operated restaurants

Approximately 93% of the restaurants at year-end 2020 were franchised, including 95% in the U.S., 84% in International Operated Markets and 98% in the International Developmental Licensed Markets.
Capital expenditures decreased $753 million or 31% in 2020 primarily due to lower reinvestment in existing restaurants as a result of COVID-19. Capital expenditures decreased $348 million or 13% in 2019 primarily due to lower reinvestment in existing restaurants, partly offset by an increase in new restaurant openings that required the Company's capital.

McDonald's Corporation 2020 Annual Report 20

CAPITAL EXPENDITURES BY TYPE (In millions)
* Primarily corporate equipment and other office-related expenditures.

New restaurant investments in all years were concentrated in markets with strong returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, as well as leveraging the Company's global sourcing network and best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs for new traditional McDonald’s restaurants in the U.S. averaged approximately $4.4 million in 2020.
As of December 31, 2020 and December 31, 2019, the Company owned approximately 55% of the land and 80% of the buildings for restaurants in its consolidated markets.

SHARE REPURCHASES AND DIVIDENDS
In 2020, the Company returned approximately $4.6 billion to shareholders, primarily through dividends paid.
Shares repurchased and dividends

In millions, except per share data	2020	2019	2018
Number of shares repurchased	4.3	25.0	32.2
Shares outstanding at year end	745	746	767
Dividends declared per share	$5.04	$4.73	$4.19
Treasury stock purchases (in Shareholders' equity)	$874	$4,980	$5,247
Dividends paid	3,753	3,582	3,256
Total returned to shareholders	$4,627	$8,562	$8,503
In December 2019, the Company's Board of Directors authorized the purchase of up to $15 billion of the Company's outstanding stock, with no specified expiration date. In 2020, approximately 4.3 million shares were repurchased for $874.1 million under the program. In early March 2020, the Company voluntarily suspended share repurchases from the open market.
The Company has paid dividends on its common stock for 45 consecutive years and has increased the dividend amount every year. The 2020 full year dividend of $5.04 per share reflects the quarterly dividend paid for each of the first three quarters of $1.25 per share, with an increase to $1.29 per share paid in the fourth quarter. This 3% increase in the quarterly dividend equates to a $5.16 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

McDonald's Corporation 2020 Annual Report 21

FINANCIAL POSITION AND CAPITAL RESOURCES
TOTAL ASSETS AND RETURN
Total assets increased $5.1 billion or 11% in 2020, primarily due to an increase in Cash and equivalents driven by lower capital expenditures and fewer treasury stock purchases compared to the prior year, as well as proceeds received from the sale of McDonald's Japan stock. Net property and equipment increased $0.8 billion in 2020, primarily due to fixed asset additions and the impact of foreign exchange rates, partly offset by depreciation. Net property and equipment and the Lease right-of-use asset, net represented approximately 50% and approximately 25%, respectively, of total assets at year-end. Approximately 86% of total assets were in the U.S. and International Operated Markets at year-end 2020.
The Company’s after-tax ROIC from continuing operations is a metric that management believes measures our capital-allocation effectiveness over time and was 14.9%, 19.2% and 20.0% as of December 31, 2020, 2019 and 2018, respectively. The decrease from 2019 to 2020 was primarily due to the decrease in operating performance as a result of COVID-19 and higher average debt balances compared to the prior year. Refer to the reconciliation in Exhibit 12.

FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2020 totaled $37.4 billion, compared with $34.2 billion at December 31, 2019. The net increase in 2020 was primarily due to net long-term issuances of $3.1 billion, which were used to bolster our cash position in anticipation of the adverse macroeconomic and business conditions associated with COVID-19.
Debt highlights(1)

	2020	2019	2018
Fixed-rate debt as a percent of total debt(2,3)	95%	92%	91%
Weighted-average annual interest rate of total debt(3)	3.2	3.2	3.2
Foreign currency-denominated debt as a percent of total debt(2)	36	38	38
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	126	131	125
Cash provided by operations as a percent of total debt(2)	17	24	22
(1)All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year. See reconciliation in Exhibit 12.
(2)Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See Debt Financing note to the consolidated financial statements.
(3)Includes the effect of interest rate swaps used to hedge debt.

In connection with the increased funding activity during the first quarter of 2020, both Standard & Poor’s (S&P) and Moody’s affirmed our ratings, although S&P put McDonald's on negative outlook. S&P and Moody's currently rate the Company’s commercial paper A-2 and P-2, respectively; and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. In December 2019, the Company's Board of Directors authorized $15 billion of borrowing capacity with no specified expiration date, of which $9.5 billion remains outstanding as of December 31, 2020. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In April 2020, the Company’s Board of Directors provided additional authorization to issue commercial paper and draw on lines of credit agreements up to $8 billion in addition to the $15 billion authorized as referenced above. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company has $4.5 billion available under committed line of credit agreements (see Debt Financing note to the consolidated financial statements). As of December 31, 2020, the Company's subsidiaries also had $274 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $13.7 billion and $12.9 billion for the years ended December 31, 2020 and 2019, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies note to the consolidated financial statements related to financial instruments and hedging activities for additional information regarding the accounting impact and use of derivatives.

McDonald's Corporation 2020 Annual Report 22

The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2020, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2020	2019
British Pounds Sterling	$1,374	$811
Australian Dollars	913	560
Canadian Dollars	878	699
Russian Ruble	533	577
Polish Zloty	393	396

The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2020 levels nor a 10% adverse change in foreign currency rates from 2020 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY
The Company has significant operations outside the U.S. where we earn approximately 65% of our operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of our international operations.
During the first quarter of 2020, the Company secured $6.5 billion of new financing, including $5.5 billion of debt issuances at various maturities and a new $1.0 billion line of credit that was drawn upon immediately. In the third quarter of 2020, the Company repaid the total $1.0 billion on its line of credit. The $1.0 billion line of credit agreement remains in place and the amount remains available to be borrowed. The Company also has $3.5 billion available under a committed line of credit, which has not been drawn upon, as well as continuing authority to issue commercial paper in the U.S. and global markets. In 2021, the Company intends to reduce current debt levels to return to pre-COVID-19 leverage ratios.
Consistent with prior years, we expect existing domestic cash and equivalents, domestic cash flows from operations, the ability to issue domestic debt, and repatriation of a portion of foreign earnings to continue to be sufficient to fund our domestic operating, investing, and financing activities. We also continue to expect existing foreign cash and equivalents and foreign cash flows from operations to be sufficient to fund our foreign operating, investing and financing activities.
In the future, should we require more capital to fund activities in the U.S. than is generated by our domestic operations and is available through the issuance of domestic debt, we could elect to repatriate a greater portion of future periods' earnings from foreign jurisdictions.

McDonald's Corporation 2020 Annual Report 23

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company has long-term contractual obligations primarily in the form of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. In addition, the Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Minimum rent payments under franchise arrangements are based on the Company’s underlying investment in owned sites and parallel the Company’s underlying lease obligations and escalations on properties that are leased. The Company believes that control over the real estate enables it to achieve restaurant performance levels that are amongst the highest in the industry. Cash provided by operations (including cash provided by these franchise arrangements) along with the Company’s borrowing capacity and other sources of cash will be used to satisfy the obligations. The following table summarizes the Company’s contractual obligations and their aggregate maturities as well as future minimum rent payments due to the Company under existing franchise arrangements as of December 31, 2020.

	Contractual cash outflows		Contractual cash inflows
In millions	Leases (1)	Debt obligations (2)	Minimum rent under franchise arrangements
2021	$1,216	$2,244	$3,073
2022	1,150	2,332	2,954
2023	1,068	2,644	2,835
2024	989	3,301	2,743
2025	899	3,159	2,642
Thereafter	7,358	23,881	20,175
Total	$12,680	$37,561	$34,422
(1)For sites that have lease escalations tied to an index, future minimum payments reflect the current index adjustments through December 31, 2020. In addition, future minimum payments exclude option periods that have not yet been exercised.
(2)The maturities include reclassifications of short-term obligations to long-term obligations of $269 million, as they are supported by a long-term line of credit agreement expiring in December 2024. Debt obligations do not include the impact of non-cash fair value hedging adjustments, deferred debt costs and accrued interest.
In the U.S., the Company maintains certain supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided allocations that cannot be made under the qualified benefit plans because of Internal Revenue Service ("IRS") limitations. At December 31, 2020, total liabilities for the supplemental plans were $431 million.
At December 31, 2020, total liabilities for gross unrecognized tax benefits were $1.5 billion.
On a recurring basis, the Company contracts with vendors and suppliers in the normal course of business. These contracts may include items related to construction projects, inventory, energy, marketing, technology and other services. Generally, these items are shorter term in nature and have no minimum payment requirements. They are funded from operating cash flows and reflected in other areas of the Form 10-K (e.g., franchised margins, Company-operated margins and selling, general and administrative expenses that are reflected in the Consolidated Statement of Income and capital expenditures that are reflected on the Consolidated Statement of Cash Flows).
The Company has guaranteed certain loans totaling approximately $95 million at December 31, 2020. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of the System. At December 31, 2020, there was no carrying value for obligations under these guarantees in the Consolidated Balance Sheet.
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
The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:
•Property and equipment
Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. Refer to the Property and Equipment section in the Summary of Significant Accounting Policies footnote on page 44 and the Property and Equipment footnote on page 51 for additional information.
•Leasing Arrangements
The Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company. The Company also uses an incremental borrowing rate in calculating the Lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. Refer to the Leasing section in the Summary of Significant Accounting Policies footnote on page 44 and the Leasing Arrangements footnote on page 52 for additional information.

McDonald's Corporation 2020 Annual Report 24

•Long-lived assets impairment review
Long-lived assets (including goodwill) are reviewed for impairment annually. If qualitative indicators of impairment are present, such as changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends, the Company will use these and other factors in estimating future cash flows when testing for the recoverability of its long-lived assets. Estimates of future cash flows are highly subjective judgements based on the Company’s experience and knowledge of its operations. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, the Company may be required to record impairment charges. Refer to the Long-lived Assets and Goodwill sections in the Summary of Significant Accounting Policies footnote on page 45 for additional information.
•Litigation accruals
In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Refer to the Contingencies footnote on page 53 for additional information.
•Income taxes
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
Refer to the Income Taxes sections in the Summary of Significant Accounting Policies footnote on page 46 and the Income Taxes footnote on page 53 for additional information.

EFFECTS OF CHANGING PRICES—INFLATION
The Company has demonstrated an ability to manage inflationary cost increases effectively. This ability is because of rapid inventory turnover, the ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

McDonald's Corporation 2020 Annual Report 25

Other Key Information

SELECTED FINANCIAL DATA

5-Year Summary	Years ended December 31,

In millions, except per share and unit amounts	2020	2019	2018	2017	2016
Consolidated Statement of Income Data
Revenues
Sales by Company-operated restaurants	$8,139	$9,421	$10,013	$12,719	$15,295
Revenues from franchised restaurants	10,726	11,656	11,012	10,101	9,327
Other revenues(1)	343	288	233	140	151
Total revenues	19,208	21,365	21,258	22,960	24,773
Operating income	7,324	9,070	8,823	9,553	7,745
Net income	4,731	6,025	5,924	5,192	4,687
Consolidated Statement of Cash Flows Data
Cash provided by operations	$6,265	$8,122	$6,967	$5,551	$6,060
Cash used for (provided by) investing activities	1,546	3,071	2,455	(562)	982
Capital expenditures	1,641	2,394	2,742	1,854	1,821
Cash used for financing activities	2,249	4,995	5,950	5,311	11,262
Treasury stock purchases(2)	874	4,980	5,247	4,651	11,142
Common stock dividends	3,753	3,582	3,256	3,089	3,058
Financial Position
Total assets(3)	$52,627	$47,511	$32,811	$33,804	$31,024
Total debt	37,440	34,177	31,075	29,536	25,956
Total shareholders’ equity (deficit)	(7,825)	(8,210)	(6,258)	(3,268)	(2,204)
Shares outstanding	745	746	767	794	819
Per Common Share Data
Earnings-diluted	$6.31	$7.88	$7.54	$6.37	$5.44
Dividends declared	5.04	4.73	4.19	3.83	3.61
Market price at year end	214.58	197.61	177.57	172.12	121.72
Restaurant Information and Other Data
Restaurants at year end
Company-operated restaurants	2,677	2,636	2,770	3,133	5,669
Franchised restaurants	36,521	36,059	35,085	34,108	31,230
Total Systemwide restaurants	39,198	38,695	37,855	37,241	36,899
Franchised sales(4)	$85,178	$90,757	$86,134	$78,191	$69,707
(1)Refer to the Basis of Presentation section included in the Summary of Significant Accounting Policies footnote of this Form 10-K for additional information related to a change in presentation that was effective January 1, 2020, which was applied retrospectively to all periods presented.
(2)Represents treasury stock purchases as reflected in Shareholders' equity. Treasury stock purchases decreased from 2019 to 2020 as the Company suspended its share repurchase program in March 2020.
(3)Total assets increased from 2018 to 2019 primarily due to the Company's Lease right-of-use asset recorded as a result of the adoption of Accounting Standard Codification ("ASC") Topic 842, "Leases" ("ASC 842").
(4)While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. Franchised restaurants represent 93% of McDonald's restaurants worldwide at December 31, 2020.
McDonald's Corporation 2020 Annual Report 26

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index (S&P 500 Index) and to the DJIA companies for the five-year period ended December 31, 2020. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2015. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the Dow Jones Industrial Average Index, which is not weighted by market capitalization, and may be composed of different companies during the period under consideration.

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
2015
2016
2017
2018
2019
2020
McDonald's Corporation
S&P 500 Index
Dow Jones Industrials

Company/Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
McDonald's Corporation	$100	$106	$154	$163	$186	$207
S&P 500 Index	$100	$112	$136	$130	$171	$203
Dow Jones Industrials	$100	$116	$149	$144	$181	$198
Source: S&P Capital IQ
McDonald's Corporation 2020 Annual Report 27

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2021 was estimated to be 2,900,000.
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders through dividends and share repurchases. The Company has paid dividends on common stock for 45 consecutive years through 2020 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2020*:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2020	7,104	223.77	7,104	$14,126,457,801
November 1-30, 2020	2,342	216.52	2,342	14,125,950,721
December 1-31, 2020	356	212.08	356	14,125,875,221
Total	9,802	221.61	9,802
*    Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.
(1)On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding common stock. In early March 2020, the Company voluntarily suspended share repurchases from the open market. Therefore, the table above reflects only shares withheld for taxes under the Company's equity compensation program.
McDonald's Corporation 2020 Annual Report 28

RISK FACTORS

GLOBAL PANDEMIC
The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations beginning in early 2020. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and we expect will continue to cause, consumer behavior to change and worsening or volatile economic conditions, each of which could continue to adversely affect our business. In addition, our global operations have been disrupted to varying degrees and may continue to be disrupted given the unpredictability of the virus, its resurgences and government responses thereto as well as potentially permanent changes to the industry we operate in. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections in one or more markets, or the impact of vaccines across the globe, the COVID-19 pandemic has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.
The COVID-19 pandemic may also heighten other risks disclosed in these Risk Factors, such as, but not limited to, those related to consumer behavior, consumer perceptions of our brand, supply chain interruptions, commodity costs and labor availability and cost.
STRATEGY AND BRAND
If we do not successfully evolve and execute against our business strategies, including the new Accelerating the Arches strategy, we may not be able to drive business growth.
To drive Systemwide sales, operating income and free cash flow growth, our business strategies must be effective in maintaining and strengthening customer appeal and capturing additional market share. Whether these strategies are successful depends mainly on our System’s ability to:
•Capitalize on our global scale, iconic brand and local market presence to build upon our historic strengths and competitive advantages, such as our marketing, core menu items and digital, delivery and drive thru;
•Continue to innovate and differentiate the McDonald's experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;
•Accelerate digital innovation for a fast and easy customer experience;
•Continue to run great restaurants by driving efficiencies and expanding capacities while continuing to prioritize health and safety;
•Identify and develop restaurant sites consistent with our plans for net growth of Systemwide restaurants;
•Accelerate our existing strategies, including through growth opportunities and potential acquisitions, investments and partnerships; and
•Evolve and adjust our business strategies in response to, among other things, changing consumer behavior, operational restrictions and impacts to our results of operations and liquidity, including as a result of the COVID-19 pandemic.
If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
Failure to preserve the value and relevance of our brand could have an adverse impact on our financial results.
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and our general business practices. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment, our brand, our culture, our operations, our suppliers, or our franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and our financial results may suffer.
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
McDonald's Corporation 2020 Annual Report 29

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
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which may not generate expected returns. We also continue to offer and refine our delivery initiatives, including through growing awareness and trial. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction, and may introduce additional food quality and customer satisfaction risks. If these customer experience initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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
McDonald's Corporation 2020 Annual Report 30

OPERATIONS
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
We may also face challenges and uncertainties in developed markets. For example, as a result of the U.K.’s exit from the European Union, it is possible that there will be increased regulatory complexities and uncertainty in European or worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue, and may result in increased supply chain costs for items that are imported from other countries. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.
Supply chain interruptions may increase costs or reduce revenues.
We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions, including as a result of shortages and transportation issues or unexpected increases in demand, and price increases can adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such shortages or disruptions could be caused by factors beyond the control of our suppliers, franchisees or us. If we experience interruptions in our System’s supply chain, or if contingency planning is not effective, our costs could increase and it could limit the availability of products critical to our System’s operations.
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
McDonald's Corporation 2020 Annual Report 31

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
Effective succession planning is important to our continued success.
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
Despite the implementation of security measures, those technology systems could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. Certain technology systems may also become vulnerable, unreliable or inefficient in cases where technology vendors limit or terminate product support and maintenance. Our increasing reliance on third party systems also present the risks faced by the third party’s business, including the operational, security and credit risks of those parties. If those systems were to fail or otherwise be unavailable, or if business continuity or disaster recovery plans were not effective, and we were unable to recover in a timely manner, we could experience an interruption in our or our franchisees’ operations.
McDonald's Corporation 2020 Annual Report 32

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
LEGAL AND REGULATORY
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
We are also subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations and proceedings, shareholder proceedings, employment and personal injury claims, landlord/ tenant disputes, supplier related disputes, and claims by current or former franchisees. Regardless of whether claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management's attention away from operations.
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
Our results could also be affected by the following:
•The relative level of our defense costs, which vary from period to period depending on the number, nature and procedural status of pending proceedings;
•The cost and other effects of settlements, judgments or consent decrees, which may require us to make disclosures or take other actions that may affect perceptions of our brand and products; and
•Adverse results of pending or future litigation, including litigation challenging the composition and preparation of our products, or the appropriateness or accuracy of our marketing or other communication practices.
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
McDonald's Corporation 2020 Annual Report 33

If we fail to comply with privacy and data collection laws, we could be subject to legal proceedings and penalties, which could negatively affect our financial results or brand perceptions.
We are subject to legal and compliance risks and associated liability related to privacy and data collection, protection and management, as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. For example, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. We are also subject to U.S. federal and state and foreign laws and regulations in this area such as the California Consumer Privacy Act (“CCPA”). These regulations have been subject to frequent change, and there may be markets or jurisdictions that propose or enact new or emerging data privacy requirements in the future. Failure to comply with GDPR, CCPA or other privacy and data collection laws could result in legal proceedings and substantial penalties, and materially adversely impact our financial results or brand perceptions.
MACROECONOMIC AND MARKET CONDITIONS
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
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these factors, some of which are outside our control, are the following:
•The unpredictable nature of global economic and market conditions;
•Governmental action or inaction in light of key indicators of economic activity or events that can significantly influence financial markets, particularly in the U.S., which is the principal trading market for our common stock, and media reports and commentary about economic, trade or other matters, even when the matter in question does not directly relate to our business;
•Trading activity in our common stock or trading activity in derivative instruments with respect to our common stock or debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance, plans or expectations about our business; our actual performance and creditworthiness; investor confidence, driven in part by expectations about our performance; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;
•The impact of our stock repurchase program or dividend rate; and
•The impact on our results of corporate actions and market and third-party perceptions and assessments of such actions, such as those we may take from time to time as we implement our strategies, including through acquisitions, in light of changing business, legal and tax considerations and evolve our corporate structure.
McDonald's Corporation 2020 Annual Report 34

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
▪Franchising
A substantial number of McDonald’s restaurants are franchised to independent owner/operators and developmental licensees under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its current or former franchisees relating to a broad range of subjects including, but not limited to, quality, service and cleanliness issues, menu pricing, contentions regarding grants or terminations of franchises, alleged discrimination, delinquent payments of rents and fees, and franchisee claims for additional franchises or renewals of franchises. Additionally, occasional disputes arise between the Company and individuals who claim they should have been granted a McDonald’s franchise or who challenge the legal distinction between the Company and its franchisees for employment law purposes.
▪Suppliers
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
▪Employees
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
▪Customers
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
▪Intellectual Property
The Company has registered trademarks and service marks, patents and copyrights, some of which are of material importance to the Company’s business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third party intellectual property.
▪Government Regulations
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

McDonald's Corporation 2020 Annual Report 35

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
Additional information about the Company’s properties is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 8 through 25 and in Financial Statements and Supplementary Data on pages 38 through 59 of this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the Executive Officers of our Company (as of the date of this filing):
Ian Borden, 52, is President, International, a position he has held since January 2020. Prior to that, Mr. Borden served as President - International Developmental Licensed Markets, from January 2019 through December 2019. Prior to that, Mr. Borden served as President - Foundational Markets, from July 2015 through December 2018. Mr. Borden has served the Company for 26 years.
Heidi Capozzi, 51, is Corporate Executive Vice President - Chief People Officer, a position she has held since April 2020. Prior to joining the Company, Ms. Capozzi served as Senior Vice President of Human Resources for The Boeing Company from 2016 to April 2020.
Francesca A. DeBiase, 55, is Corporate Executive Vice President - Global Chief Supply Chain Officer, a position she has held since October 2020. Prior to that, Ms. DeBiase served as Corporate Executive Vice President - Worldwide Supply Chain and Sustainability, from April 2018 through October 2020 and Corporate Senior Vice President - Worldwide Supply Chain and Sustainability, from March 2015 through March 2018. Ms. DeBiase has served the Company for 29 years.
Joseph Erlinger, 47, is President, McDonald's USA, a position he has held since November 2019. Prior to that, Mr. Erlinger served as President - International Operated Markets, from January 2019 through October 2019 and President - High Growth Markets, from September 2016 through December 2018. From March 2015 to January 2017, Mr. Erlinger served as Vice President and Chief Financial Officer - High Growth Markets (serving in dual roles from September 2016 through January 2017). Mr. Erlinger has served the Company for nearly 19 years.
Katherine Beirne Fallon, 45, is Corporate Executive Vice President - Chief Global Impact Officer, a position she has held since October 2020. Prior to joining the Company, Ms. Fallon served as Executive Vice President, Global Corporate Affairs for Hilton.
Daniel Henry, 50, is Corporate Executive Vice President - Chief Information Officer, a position he has held since May 2018. From October 2017 through April 2018, Mr. Henry served as Corporate Vice President - Chief Information Officer. Prior to that, Mr. Henry served as Vice President of Customer Technology and Enterprise Architecture at American Airlines from April 2012 to October 2017. Mr. Henry has served the Company for 3 years.
Catherine Hoovel, 49, is Corporate Vice President - Chief Accounting Officer, a position she has held since October 2016. Ms. Hoovel served as Controller for the McDonald's restaurants owned and operated by McDonald's USA from April 2014 to September 2016. Ms. Hoovel has served the Company for nearly 25 years.
Christopher Kempczinski, 52, is President and Chief Executive Officer, a position he has held since November 2019. Prior to that, Mr. Kempczinski served as President, McDonald’s USA from December 2016 through October 2019 and Corporate Executive Vice President - Strategy, Business Development and Innovation, from October 2015 through December 2016. Mr. Kempczinski joined the Company from Kraft Heinz, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International from December 2014 to September 2015. Mr. Kempczinski has served the Company for 5 years.
Kevin Ozan, 57, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since March 2015. From February 2008 through February 2015, Mr. Ozan served as Corporate Senior Vice President - Controller. Mr. Ozan has served the Company for 23 years.

McDonald's Corporation 2020 Annual Report 36

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
Information on the Company’s website is not incorporated into this Form 10-K or the Company’s other securities filings unless expressly noted.

McDonald's Corporation 2020 Annual Report 37

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2020	2019	2018
REVENUES
Sales by Company-operated restaurants	$8,139.2	$9,420.8	$10,012.7
Revenues from franchised restaurants	10,726.1	11,655.7	11,012.5
Other revenues	342.5	287.9	232.7
Total revenues	19,207.8	21,364.4	21,257.9
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	2,564.2	2,980.3	3,153.8
Payroll & employee benefits	2,416.4	2,704.4	2,937.9
Occupancy & other operating expenses	2,000.6	2,075.9	2,174.2
Franchised restaurants-occupancy expenses	2,207.5	2,200.6	1,973.3
Other restaurant expenses	267.0	223.8	186.1
Selling, general & administrative expenses
Depreciation and amortization	300.6	262.5	214.8
Other	2,245.0	1,966.9	1,985.4
Other operating (income) expense, net	(117.5)	(119.8)	(190.2)
Total operating costs and expenses	11,883.8	12,294.6	12,435.3
Operating income	7,324.0	9,069.8	8,822.6
Interest expense-net of capitalized interest of $6.0, $7.4 and $5.6	1,218.1	1,121.9	981.2
Nonoperating (income) expense, net	(34.8)	(70.2)	25.3
Income before provision for income taxes	6,140.7	8,018.1	7,816.1
Provision for income taxes	1,410.2	1,992.7	1,891.8
Net income	$4,730.5	$6,025.4	$5,924.3
Earnings per common share–basic	$6.35	$7.95	$7.61
Earnings per common share–diluted	$6.31	$7.88	$7.54
Dividends declared per common share	$5.04	$4.73	$4.19
Weighted-average shares outstanding–basic	744.6	758.1	778.2
Weighted-average shares outstanding–diluted	750.1	764.9	785.6
See Notes to consolidated financial statements.
McDonald's Corporation 2020 Annual Report 38

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2020	2019	2018
Net income	$4,730.5	$6,025.4	$5,924.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	46.0	127.5	(453.6)
Reclassification of (gain) loss to net income	17.1	46.8	—
Foreign currency translation adjustments-net of tax benefit (expense) of $204.8, $(55.4), and $(90.7)	63.1	174.3	(453.6)
Cash flow hedges:
Gain (loss) recognized in AOCI	(129.1)	17.3	46.5
Reclassification of (gain) loss to net income	5.8	(37.7)	2.4
Cash flow hedges-net of tax benefit (expense) of $36.6, $6.1, and $(14.5)	(123.3)	(20.4)	48.9
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(43.5)	(24.5)	(27.0)
Reclassification of (gain) loss to net income	(0.4)	(2.6)	0.6
Defined benefit pension plans-net of tax benefit (expense) of $9.3, $5.2, and $4.3	(43.9)	(27.1)	(26.4)

Total other comprehensive income (loss), net of tax	(104.1)	126.8	(431.1)

Comprehensive income	$4,626.4	$6,152.2	$5,493.2

See Notes to consolidated financial statements.
McDonald's Corporation 2020 Annual Report 39

Consolidated Balance Sheet

In millions, except per share data	December 31, 2020	2019
ASSETS
Current assets
Cash and equivalents	$3,449.1	$898.5
Accounts and notes receivable	2,110.3	2,224.2
Inventories, at cost, not in excess of market	51.1	50.2
Prepaid expenses and other current assets	632.7	385.0
Total current assets	6,243.2	3,557.9
Other assets
Investments in and advances to affiliates	1,297.2	1,270.3
Goodwill	2,773.1	2,677.4
Miscellaneous	3,527.4	2,584.0
Total other assets	7,597.7	6,531.7
Lease right-of-use asset, net	13,827.7	13,261.2
Property and equipment
Property and equipment, at cost	41,476.5	39,050.9
Accumulated depreciation and amortization	(16,518.3)	(14,890.9)
Net property and equipment	24,958.2	24,160.0
Total assets	$52,626.8	$47,510.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$741.3	$988.2
Lease liability	701.5	621.0
Income taxes	741.1	331.7
Other taxes	227.0	247.5
Accrued interest	388.4	337.8
Accrued payroll and other liabilities	1,138.3	1,035.7
Current maturities of long-term debt	2,243.6	59.1
Total current liabilities	6,181.2	3,621.0
Long-term debt	35,196.8	34,118.1
Long-term lease liability	13,321.3	12,757.8
Long-term income taxes	1,970.7	2,265.9
Deferred revenues - initial franchise fees	702.0	660.6
Other long-term liabilities	1,054.1	979.6
Deferred income taxes	2,025.6	1,318.1
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,903.6	7,653.9
Retained earnings	53,908.1	52,930.5
Accumulated other comprehensive income (loss)	(2,586.8)	(2,482.7)
Common stock in treasury, at cost; 915.2 and 914.3 million shares	(67,066.4)	(66,328.6)
Total shareholders’ equity (deficit)	(7,824.9)	(8,210.3)
Total liabilities and shareholders’ equity (deficit)	$52,626.8	$47,510.8
See Notes to consolidated financial statements.
McDonald's Corporation 2020 Annual Report 40

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2020	2019	2018
Operating activities
Net income	$4,730.5	$6,025.4	$5,924.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,751.4	1,617.9	1,482.0
Deferred income taxes	6.4	149.7	102.6
Share-based compensation	92.4	109.6	125.1
Net gain on sale of restaurant businesses	(28.2)	(128.2)	(308.8)
Other	(75.2)	49.2	114.2
Changes in working capital items:
Accounts receivable	(6.8)	27.0	(479.4)
Inventories, prepaid expenses and other current assets	(68.6)	128.8	(1.9)
Accounts payable	(137.5)	(26.8)	129.4
Income taxes	(43.6)	173.4	(33.4)
Other accrued liabilities	44.4	(3.9)	(87.4)
Cash provided by operations	6,265.2	8,122.1	6,966.7
Investing activities
Capital expenditures	(1,640.8)	(2,393.7)	(2,741.7)
Purchases of restaurant and other businesses	(66.1)	(540.9)	(101.7)
Sales of restaurant businesses	76.3	340.8	530.8
Sales of property	27.4	151.2	160.4
Other	57.4	(628.5)	(302.9)
Cash used for investing activities	(1,545.8)	(3,071.1)	(2,455.1)
Financing activities
Net short-term borrowings	(893.1)	799.2	95.9
Long-term financing issuances	5,543.0	4,499.0	3,794.5
Long-term financing repayments	(2,411.7)	(2,061.9)	(1,759.6)
Treasury stock purchases	(907.8)	(4,976.2)	(5,207.7)
Common stock dividends	(3,752.9)	(3,581.9)	(3,255.9)
Proceeds from stock option exercises	295.5	350.5	403.2
Other	(122.0)	(23.5)	(20.0)
Cash used for financing activities	(2,249.0)	(4,994.8)	(5,949.6)
Effect of exchange rates on cash and equivalents	80.2	(23.7)	(159.8)
Cash and equivalents increase (decrease)	2,550.6	32.5	(1,597.8)
Cash and equivalents at beginning of year	898.5	866.0	2,463.8
Cash and equivalents at end of year	$3,449.1	$898.5	$866.0
Supplemental cash flow disclosures
Interest paid	$1,136.0	$1,066.5	$959.6
Income taxes paid	1,441.9	1,589.7	1,734.4
See Notes to consolidated financial statements.

McDonald's Corporation 2020 Annual Report 41

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2017	1,660.6	$16.6	$7,072.4	$48,325.8	$(190.2)	$(16.5)	$(1,971.7)	(866.5)	$(56,504.4)	$(3,268.0)
Net income				5,924.3						5,924.3
Other comprehensive income (loss), net of tax					(26.4)	48.9	(453.6)			(431.1)
Comprehensive income										5,493.2
Adoption of ASC 606 (1)				(450.2)						(450.2)
Adoption of ASU 2016-16 (2)				(57.0)						(57.0)
Common stock cash dividends ($4.19 per share)				(3,255.9)						(3,255.9)
Treasury stock purchases								(32.2)	(5,247.5)	(5,247.5)
Share-based compensation			125.1							125.1
Stock option exercises and other			178.5					5.2	223.4	401.9
Balance at December 31, 2018	1,660.6	16.6	7,376.0	50,487.0	(216.6)	32.4	(2,425.3)	(893.5)	(61,528.5)	(6,258.4)
Net income				6,025.4						6,025.4
Other comprehensive income (loss), net of tax					(27.1)	(20.4)	174.3			126.8
Comprehensive income										6,152.2
Common stock cash dividends ($4.73 per share)				(3,581.9)						(3,581.9)
Treasury stock purchases								(25.0)	(4,980.5)	(4,980.5)
Share-based compensation			109.6							109.6
Stock option exercises and other			168.3					4.2	180.4	348.7
Balance at December 31, 2019	1,660.6	16.6	7,653.9	52,930.5	(243.7)	12.0	(2,251.0)	(914.3)	(66,328.6)	(8,210.3)
Net income				4,730.5						4,730.5
Other comprehensive income (loss), net of tax					(43.9)	(123.3)	63.1			(104.1)
Comprehensive income										4,626.4
Common stock cash dividends ($5.04 per share)				(3,752.9)						(3,752.9)
Treasury stock purchases								(4.3)	(874.1)	(874.1)
Share-based compensation			92.4							92.4
Stock option exercises and other			157.3					3.4	136.3	293.6
Balance at December 31, 2020	1,660.6	$16.6	$7,903.6	$53,908.1	$(287.6)	$(111.3)	$(2,187.9)	(915.2)	$(67,066.4)	$(7,824.9)
(1) Accounting Standards Codification ("ASC") 606, "Revenue Recognition - Revenue from Contracts with Customers."
(2) Accounting Standards Update ("ASU") 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory."
See Notes to consolidated financial statements.

McDonald's Corporation 2020 Annual Report 42

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2020	2019	2018
Conventional franchised	21,712	21,837	21,685
Developmental licensed	7,663	7,648	7,225
Foreign affiliated	7,146	6,574	6,175
Total Franchised	36,521	36,059	35,085
Company-operated	2,677	2,636	2,770
Total Systemwide restaurants	39,198	38,695	37,855
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the consolidated financial statements for periods prior to purchase and sale.
BASIS OF PRESENTATION
Prior to January 1, 2020, the Company presented both expenditures and receipts related to technology fees charged to franchisees and revenues related to certain licensing arrangements within Other operating (income) expense, net, because these activities were not part of the Company’s ongoing major or central operations. Effective January 1, 2020, the Company is presenting the revenues and expenses related to these activities within Other revenues and Other restaurant expenses, respectively, in the Consolidated Statement of Income. The change in presentation was applied retrospectively to all periods presented and had no effect on Operating income, Net income, or Earnings per share.
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Financial Instruments - Credit Losses
In June 2016, the Financial Accounting Standards Board ("FASB") issued guidance codified in ASC Topic 326, "Financial Instruments – Credit Losses: Measurements of Credit Losses on Financial Instruments". The standard replaces the incurred loss impairment methodology in prior GAAP with a methodology that instead reflects a current estimate of all expected credit losses on financial assets, including receivables. The guidance requires that an entity measure and recognize expected credit losses at the time the asset is recorded, while considering a broader range of information to estimate credit losses including country specific macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, among others. The Company adopted this guidance effective January 1, 2020, prospectively, and the adoption of this standard did not have a material impact on the consolidated financial statements. The Company had an Allowance for bad debts of $55.3 million as of December 31, 2020 recorded as a reduction to Accounts and notes receivable on the Consolidated Balance Sheet.
Recent Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company anticipates the adoption of ASU 2019-12 will not have a material impact on its consolidated financial statements.
McDonald's Corporation 2020 Annual Report 43

Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.
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
Sales by Company-operated restaurants are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. Royalty revenues are based on a percent of sales and recognized at the time the underlying sales occur. Rental income includes both minimum rent payments, which are recognized straight-line over the franchise term (with the exception of rent concessions as a result of COVID-19 – refer to the Leasing section that follows), and variable rent payments based on a percent of sales, which are recognized at the time the underlying sales occur. Initial fees are recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
The Company provides goods or services related to various technology platforms to certain franchisees that are distinct from the franchise agreement because they do not require integration with other goods or services we provide. The Company has determined that it is the principal in these arrangements. Accordingly, the related revenue is presented on a gross basis on the Consolidated Statement of Income. These revenues are recognized as the goods or services are transferred to the franchisee, and related expenses are recognized as incurred. Brand licensing arrangement revenues are based on a percent of sales and are recognized at the time the underlying sales occur. Dynamic Yield third party revenues are generated from providing software as a service solutions to customers and are recognized over the applicable subscription period as the service is performed.
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
The Company may share in the cost of certain restaurant improvements with its franchisees, primarily in the U.S. Since McDonald's manages the project and provides up front funding in these instances, during the project the Company estimates which costs are the responsibility of McDonald's and which are the responsibility of the franchisee, and allocates the corresponding costs between Property and equipment and Accounts receivable. Upon the completion of the project, the allocation of costs is finalized and may result in immaterial adjustments to the balances and associated depreciation expense.
Refer to the Property and Equipment footnote on page 51 for additional information.
LEASING
The Company is the lessee in a significant real estate portfolio, primarily through ground leases (the Company leases the land and generally owns the building) and through improved leases (the Company leases the land and buildings). The Lease right-of-use asset and Lease liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which includes options that are reasonably assured of being exercised, discounted using the rate implicit in each lease, if determinable, or a collateralized incremental borrowing rate considering the term of the lease and particular currency environment. Leases with an initial term of 12 months or less, primarily related to leases of office equipment, are not included in the Lease right-or-use asset or Lease liability and continue to be recognized in the Consolidated Statement of Income on a straight-line basis over the lease term.
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

McDonald's Corporation 2020 Annual Report 44

The Company elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This was elected for the Company’s entire lessee and lessor portfolio for any rent deferrals or rent abatements. For the lessee portfolio, the Company elected not to remeasure the Lease right- of-use asset and Lease liability if a rent deferral or a rent abatement is granted. Refer to the Leasing Arrangements footnotes on page 52 of this Form 10-K for additional information on the Lease right-of-use asset and Lease liability.
The Company deferred collection of approximately $490 million of rental income on revenue that was recognized in 2020, and has collected over 80% of these deferrals as of December 31, 2020. Rental income includes both minimum rent payments and variable rent payments based on a percent of sales.
Refer to the Franchise Arrangements footnote on page 51 of this Form 10-K for additional information on deferred collections of rental income as well as royalties.
CAPITALIZED SOFTWARE
Capitalized software is stated at cost and amortized using the straight-line method over the estimated useful life of the software, which primarily ranges from 2 to 7 years. Customer facing software is typically amortized over a shorter useful life, while back office and Corporate systems may have a longer useful life. Capitalized software less accumulated amortization is recorded within Miscellaneous other assets on the Consolidated Balance Sheet and was (in millions): 2020-$691.2; 2019-$665.4; 2018-$609.7.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists, which occurs more regularly throughout the year, such as when new software may be ready for its intended use. Results for the year ended 2020 reflected write-offs of impaired software that were no longer being used of $26.3 million.
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
Losses on assets held for disposal are recognized when management and the Board of Directors, as required, have approved and committed to a plan to dispose of the assets, the assets are available for disposal and the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses are related to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “held for sale".
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
The following table presents the 2020 activity in goodwill by segment:

In millions	U.S.	International Operated Markets	International Developmental Licensed Markets & Corporate	Consolidated
Balance at December 31, 2019	$1,615.8	$1,061.6	$—	$2,677.4
Business acquisitions	9.8	—	—	9.8
Net restaurant purchases (sales)	(0.1)	9.8	—	9.7
Impairment losses	—	—	—	—
Currency translation	—	76.2	—	76.2
Balance at December 31, 2020	$1,625.5	$1,147.6	$—	$2,773.1
The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever indicators of impairment exists. If an indicator of impairment exists, the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. In the current period, the Company performed a qualitative assessment and did not identify any indicators of impairment. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Goodwill on the Consolidated Balance Sheet reflects accumulated impairment losses of $14.5 million and $113.9 million as of December 31, 2020 and 2019, respectively.

McDonald's Corporation 2020 Annual Report 45

ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives based upon a percent of sales, and were (in millions): 2020–$325.5; 2019–$365.8; 2018–$388.8. The decrease in 2020 is primarily due to lower sales in the International Operated Markets as a result of COVID-19. Costs related to the Olympics sponsorship are included in the expenses for 2018.
In addition, significant advertising costs are incurred by conventional franchisees through contributions to advertising cooperatives in individual markets that are also based upon a percent of sales. In the markets that make up the vast majority of the Systemwide advertising spend, including the U.S., McDonald’s is not the primary beneficiary of these entities, and therefore has concluded that consolidation would not be appropriate, as the Company does not have the power through voting or similar rights to direct the activities of the cooperatives that most significantly impact their economic performance.
Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses are included in Selling, general & administrative expenses and were (in millions): 2020–$329.2; 2019–$81.5; 2018–$88.0. The increase in 2020 is primarily due to about $175 million of incremental marketing contributions by the Company to the System's advertising cooperative arrangements across the U.S. and International Operated Markets to accelerate recovery and drive growth, as well as one-time investments in renewed brand communications as part of the “Serving Here” campaign launch that was announced with the new growth strategy, Accelerating the Arches.
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
Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The Company records a valuation allowance to reduce its deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax strategies, including the sale of appreciated assets, in assessing the need for the valuation allowance, if these estimates and assumptions change in the future, the Company may be required to adjust its valuation allowance. This could result in a charge to, or an increase in, income in the period such determination is made.
Refer to the Income Taxes footnote on page 53 for additional information.
Accounting for Global Intangible Low-Taxed Income ("GILTI")
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
The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
▪Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
▪Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
▪Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.
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
McDonald's Corporation 2020 Annual Report 46

▪Certain Financial Assets and Liabilities Measured at Fair Value
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2020
In millions	Level 1 (1)	Level 2	Carrying Value
Derivative assets	$185.6	$41.4	$227.0
Derivative liabilities		$(97.5)	$(97.5)

December 31, 2019
In millions	Level 1 (1)	Level 2	Carrying Value
Derivative assets	$179.1	$45.6	$224.7
Derivative liabilities		$(11.3)	$(11.3)
(1)    Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.
▪Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2020, the Company did not record any material fair value adjustments to long-lived assets (including goodwill).
▪Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2020, the fair value of the Company’s debt obligations was estimated at $43.7 billion, compared to a carrying amount of $37.4 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount for both cash equivalents and notes receivable approximate fair value.
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
The Company enters into certain derivatives that are not designated for hedge accounting. The Company has entered into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. The Company has also entered into certain derivatives to mitigate the share price risk related to its sale of stock in McDonald’s Japan. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Further details are explained in the “Undesignated Derivatives” section.
All derivatives (including those not designated for hedge accounting) are recognized on the Consolidated Balance Sheet at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to AOCI and/or current earnings.
McDonald's Corporation 2020 Annual Report 47

The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2020 and 2019:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2020	2019	Balance Sheet Classification	2020	2019
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets		$10.0	Accrued payroll and other liabilities	$(64.5)	$(5.2)
Interest rate	Prepaid expenses and other current assets			Accrued payroll and other liabilities		—
Foreign currency	Miscellaneous other assets	$5.6	9.5	Other long-term liabilities	(15.0)	(1.2)
Interest rate	Miscellaneous other assets	35.8	12.1	Other long-term liabilities		—
Total derivatives designated as hedging instruments		$41.4	$31.6		$(79.5)	$(6.4)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$185.6	$1.6	Accrued payroll and other liabilities	$(8.6)	$(0.1)
Foreign currency	Prepaid expenses and other current assets		12.4	Accrued payroll and other liabilities	(9.4)	(4.8)
Equity	Miscellaneous other assets		179.1
Total derivatives not designated as hedging instruments		$185.6	$193.1		$(18.0)	$(4.9)
Total derivatives		$227.0	$224.7		$(97.5)	$(11.3)

The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2020 and 2019, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2020	2019	2020	2019	2020	2019
Foreign currency	Nonoperating income/expense	$(76.6)	$22.5	$(2.1)	$50.3
Interest rate	Interest expense	(90.8)		(5.4)	(1.3)
Cash flow hedges		$(167.4)	$22.5	$(7.5)	$49.0

Foreign currency denominated debt	Nonoperating income/expense	$(989.7)	$317.3	$33.7
Foreign currency derivatives	Nonoperating income/expense	(12.3)	11.8
Foreign currency derivatives(1)	Interest expense					$14.7	$11.7
Net investment hedges		$(1,002.0)	$329.1	$33.7		$14.7	$11.7

Foreign currency	Nonoperating income/expense					$(29.0)	$14.2
Equity	Selling, general & administrative expenses					44.4	71.8
Equity	Other operating income/ expense, net					(16.0)
Undesignated derivatives						$(0.6)	$86.0
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2020, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.1 billion, which included an increase of $35.8 million of cumulative hedging adjustments. For the year ended December 31, 2020, the Company recognized a $23.7 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2020, the Company had derivatives outstanding with an equivalent notional amount of $1.2 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at December 31, 2020, the $111.3 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
McDonald's Corporation 2020 Annual Report 48

Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2020, $13.3 billion of the Company's third party foreign currency denominated debt and $843.2 million of intercompany foreign currency denominated debt were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2020 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2020, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

SHARE-BASED COMPENSATION
The Company has a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and restricted stock units (“RSUs”) to employees and nonemployee directors.
Share-based compensation, which includes the portion vesting of all share-based awards granted based on the grant date fair value, is generally amortized on a straight-line basis over the vesting period in Selling, general & administrative expenses.
The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company’s stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years. In addition, the Company estimates forfeitures when determining the amount of compensation costs to be recognized each period.
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
Refer to the Share-based Compensation footnote on page 58 for additional information.

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2020–5.5; 2019–6.8; 2018–7.3. Share-based compensation awards that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2020–1.8; 2019–0.1; 2018–0.5.

CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2020, Cash and equivalents was $3.4 billion, of which $2.0 billion consisted of certificates of deposit.

McDonald's Corporation 2020 Annual Report 49

Segment and Geographic Information

Effective January 1, 2019, McDonald’s operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company’s largest market. The segment is 95% franchised as of December 31, 2020.
•International Operated Markets - comprised of markets, or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of December 31, 2020.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported in this segment. The segment is 98% franchised as of December 31, 2020.
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

In millions	2020	2019	2018
U.S.	$7,828.5	$8,002.8	$7,798.7
International Operated Markets	9,570.7	11,480.1	11,578.1
International Developmental Licensed Markets & Corporate	1,808.6	1,881.5	1,881.1
Total revenues	$19,207.8	$21,364.4	$21,257.9
U.S.	$3,789.1	$4,068.7	$4,015.6
International Operated Markets	3,315.1	4,789.0	4,643.2
International Developmental Licensed Markets & Corporate	219.8	212.1	163.8
Total operating income	$7,324.0	$9,069.8	$8,822.6
U.S.	$21,010.0	$21,376.9	$14,483.8
International Operated Markets	24,744.0	22,847.5	17,302.3
International Developmental Licensed Markets & Corporate	6,872.8	3,286.4	1,025.1
Total assets *	$52,626.8	$47,510.8	$32,811.2
U.S.	$890.4	$1,480.5	$1,849.8
International Operated Markets	731.5	886.6	762.4
International Developmental Licensed Markets & Corporate	18.9	26.6	129.5
Total capital expenditures	$1,640.8	$2,393.7	$2,741.7
U.S.	$813.8	$730.2	$598.4
International Operated Markets	678.5	669.3	703.9
International Developmental Licensed Markets & Corporate	259.1	218.4	179.7
Total depreciation and amortization	$1,751.4	$1,617.9	$1,482.0
* Total assets increased from 2018 to 2019 primarily due to the Company's Lease right-of-use asset recorded as a result of the adoption of ASC 842.
Total long-lived assets, primarily property and equipment and beginning in 2019, the Company's Lease right-of-use asset, were (in millions)–Consolidated: 2020–$39,696.3; 2019–$38,291.5; U.S. based: 2020–$19,509.7; 2019–$19,487.6.

McDonald's Corporation 2020 Annual Report 50

Property and Equipment

Net property and equipment consisted of:

In millions	'December 31, 2020	2019
Land	$6,349.1	$6,026.4
Buildings and improvements on owned land	18,218.9	17,003.7
Buildings and improvements on leased land	13,364.5	12,605.9
Equipment, signs and seating	3,119.0	2,994.5
Other	425.0	420.4
Property and equipment, at cost	41,476.5	39,050.9
Accumulated depreciation and amortization	(16,518.3)	(14,890.9)
Net property and equipment	$24,958.2	$24,160.0
Depreciation and amortization expense for property and equipment was (in millions): 2020–$1,469.4; 2019–$1,392.2; 2018–$1,302.9.

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
Revenues from franchised restaurants consisted of:

In millions	2020	2019	2018
Rents	$6,844.7	$7,500.2	$7,082.2
Royalties	3,831.5	4,107.1	3,886.3
Initial fees	49.9	48.4	44.0
Revenues from franchised restaurants	$10,726.1	$11,655.7	$11,012.5
As rent and royalties are based upon a percent of sales, government regulations as a result of COVID-19 had a negative impact on revenues in 2020. The Company granted the deferrals of cash collection for certain rent and royalties earned from franchisees in substantially all markets primarily in the first and second quarters of 2020. In total, the Company deferred collection of approximately $1 billion, and has collected over 80% of these total deferrals as of December 31, 2020.
Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2021	$1,586.8	$1,486.0	$3,072.8
2022	1,526.5	1,428.1	2,954.6
2023	1,472.8	1,362.0	2,834.8
2024	1,433.0	1,310.2	2,743.2
2025	1,394.1	1,247.7	2,641.8
Thereafter	10,908.6	9,266.4	20,175.0
Total minimum payments	$18,321.8	$16,100.4	$34,422.2
At December 31, 2020, net property and equipment under franchise arrangements totaled $20.0 billion (including land of $5.7 billion) after deducting accumulated depreciation and amortization of $12.1 billion.
McDonald's Corporation 2020 Annual Report 51

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
The following table provides detail of rent expense:

In millions	2020	2019	2018
Restaurants	$1,399.5	$1,530.4	$1,433.9
Other	79.8	76.4	87.9
Total rent expense	$1,479.3	$1,606.8	$1,521.8
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2020–$53.7; 2019–$74.4; 2018–$82.1. Franchised restaurants: 2020–$136.5; 2019–$200.7; 2018–$200.8. These variable rent payments are based on a percent of sales and as sales have decreased in 2020 as a result of COVID-19, the related rent expense has also decreased as compared to the prior year.
The Lease right-of-use asset and Lease liability reflect the present value of the Company's estimated future minimum lease payments over the lease term, which includes options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate. Typically, renewal options are considered reasonably assured of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the sales performance of the restaurant remains strong. Therefore, the Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation.
The Company's lease portfolio includes both operating and finance leases, however as of December 31, 2020, the vast majority of the portfolio was classified as operating leases.
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rate used for leases was 3.8% as of December 31, 2020 and 4.0% as of December 31, 2019.
As of December 31, 2020, maturities of lease liabilities for our lease portfolio were as follows:

In millions	Total *
2021	$1,230.7
2022	1,197.7
2023	1,159.8
2024	1,124.0
2025	1,082.1
Thereafter	14,295.7
Total lease payments	20,090.0
Less: imputed interest	(6,067.2)
Present value of lease liability	$14,022.8
*    Total lease payments include option periods that are reasonably assured of being exercised. See contractual cash outflows for leases within the Contractual Obligations and Commitments section on page 24.
The increase in the present value of the lease liability since December 31, 2019 is approximately $0.6 billion. The lease liability will continue to be impacted by new leases, lease modifications, lease terminations, reevaluation of lease terms, and foreign currency.
As of December 31, 2020 and December 31, 2019, the Weighted Average Lease Term remaining that is included in the maturities of lease liabilities was 20 years.

McDonald's Corporation 2020 Annual Report 52

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

Other Operating (Income) Expense, Net

In millions	2020	2019	2018
Gains on sales of restaurant businesses	$(23.3)	$(127.5)	$(304.1)
Equity in earnings of unconsolidated affiliates	(117.4)	(153.8)	(151.5)
Asset dispositions and other (income) expense, net	290.7	87.2	33.7
Impairment and other charges (gains), net	(267.5)	74.3	231.7
Total	$(117.5)	$(119.8)	$(190.2)
▪Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at maintaining an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of our business.
▪Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results for markets in both the International Operated Markets and International Developmental Licensed Markets segments. For foreign affiliated markets—primarily China and Japan—results are reported after interest expense and income taxes.
▪Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings, reserves for bad debts, asset write-offs due to restaurant reinvestment (including investment in Experience of the Future), strategic sale of properties, and other miscellaneous income and expenses.
▪Impairment and other charges (gains), net
Impairment and other charges (gains), net includes losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value, as well as charges associated with strategic initiatives, such as refranchising and restructuring activities. The realized gains/losses from the divestiture of ownership percentages of subsidiaries are reflected in this category, including the 2020 gain on the sale of McDonald's Japan stock as the Company divested about 6% of its ownership in McDonald's Japan.

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2020	2019	2018
U.S.	$1,390.4	$2,159.1	$2,218.0
Outside the U.S.	4,750.3	5,859.0	5,598.1
Income before provision for income taxes *	$6,140.7	$8,018.1	$7,816.1
* The decrease in Income before provision for income taxes from 2019 to 2020 was primarily due to COVID-19.

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
The Tax Cuts and Jobs Act of 2017 ("Tax Act") was enacted in the U.S. in December 2017. The Tax Act reduced the U.S. federal corporate income tax rate to 21% from 35% and required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. In 2017, the Company recorded provisional amounts for certain enactment-date effects of the Tax Act by applying the guidance in Staff Accounting Bulletin ("SAB") 118. In 2018, the Company recorded adjustments to the provisional amounts and completed its accounting for all of the enactment-date income tax effects of the Tax Act.
McDonald's Corporation 2020 Annual Report 53

SAB 118 measurement period
At December 31, 2017, the Company had not completed its accounting for all of the enactment-date income tax effects of the Tax Act under ASC 740, Income Taxes, primarily for the one-time transition tax.
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
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2020	2019	2018
U.S. federal	$554.1	$521.8	$292.9
U.S. state	119.1	194.7	183.9
Outside the U.S.	730.6	1,126.5	1,312.4
Current tax provision	1,403.8	1,843.0	1,789.2
U.S. federal	870.3	38.5	145.7
U.S. state	73.3	20.0	18.7
Outside the U.S.	(937.2)	91.2	(61.8)
Deferred tax provision	6.4	149.7	102.6
Provision for income taxes	$1,410.2	$1,992.7	$1,891.8
Net deferred tax (assets) liabilities consisted of:

In millions	December 31, 2020	2019
Lease right-of-use asset	$3,427.3	$3,296.8
Property and equipment	1,600.4	1,316.4
Intangible assets	1,046.2	334.8
Other	322.4	511.1
Total deferred tax liabilities	6,396.3	5,459.1
Lease liability	(3,462.0)	(3,331.1)
Intangible assets	(2,095.9)	(1,051.0)
Property and equipment	(593.8)	(585.6)
Deferred foreign tax credits	(289.3)	(311.2)
Employee benefit plans	(190.8)	(192.3)
Deferred revenue	(154.8)	(145.5)
Operating loss carryforwards	(86.8)	(81.5)
Other	(449.0)	(323.6)
Total deferred tax assets before valuation allowance	(7,322.4)	(6,021.8)
Valuation allowance	816.0	741.9
Net deferred tax (assets) liabilities	$(110.1)	$179.2
Balance sheet presentation:
Deferred income taxes	$2,025.6	$1,318.1
Other assets-miscellaneous	(2,135.7)	(1,138.9)
Net deferred tax (assets) liabilities	$(110.1)	$179.2

At December 31, 2020, the Company had net operating loss carryforwards of $392.5 million, of which $228.2 million has an indefinite carryforward. The remainder will expire at various dates from 2021 to 2039.
The Company’s effective income tax rates are higher than the U.S. statutory tax rate of 21% primarily due to the impact of state income taxes and foreign income that is subject to local statutory country tax rates that are above the 21% U.S. statutory tax rate.
McDonald's Corporation 2020 Annual Report 54

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2020	2019	2018
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of related federal income tax benefit	1.8	1.8	1.8
Foreign income taxed at different rates	0.4	1.6	1.5
Tax impact of intercompany transactions	2.1	—	—
Global intangible low-tax income ("GILTI")	1.2	1.3	0.4
Foreign-derived intangible income ("FDII")	(3.4)	(1.3)	(1.4)
Transition tax	—	—	1.0
U.S./Foreign tax law changes	(1.8)	—	—
Foreign tax credit redetermination regulations	—	(1.0)	—
Other, net	1.7	1.5	(0.1)
Effective income tax rates	23.0%	24.9%	24.2%
The Tax Act enacted the GILTI provision, which taxes U.S. allocated expenses and certain income from foreign operations. Also, the Tax Act enacted the FDII provision, which allows deductions against certain types of U.S. taxable income resulting in a lower effective U.S. tax rate on such income.
As of December 31, 2020 and 2019, the Company’s gross unrecognized tax benefits totaled $1,479.2 million and $1,439.1 million, respectively. After considering the deferred tax accounting impact, it is expected that about $940 million of the total as of December 31, 2020 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2020	2019
Balance at January 1	$1,439.1	$1,342.8
Decreases for positions taken in prior years	(71.4)	(18.3)
Increases for positions taken in prior years	38.5	107.1
Increases for positions related to the current year	89.6	88.3
Settlements with taxing authorities	(3.9)	(68.6)
Lapsing of statutes of limitations	(12.7)	(12.2)
Balance at December 31(1)	$1,479.2	$1,439.1
(1)Of this amount, $1,137.8 million and $1,285.3 million are included in Long-term income taxes for 2020 and 2019, respectively, and $325.0 million and $138.8 million are included in Prepaid expenses and other current assets for 2020 and 2019, respectively, on the Consolidated Balance Sheet. The remainder is included in Deferred income taxes on the Consolidated Balance Sheet.
In 2015, the Internal Revenue Service (“IRS”) issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest. In December 2018, the Company met with the IRS Appeals team and, during 2019 and 2020, the Company and the IRS Appeals team continued to have a dialogue regarding these disagreed transfer pricing matters. As of December 31, 2020, the Company does not yet have a signed agreement with the IRS related to the settlement of these issues.
In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. In 2018, the IRS issued a RAR for these years. As expected, the RAR included the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Also in 2018, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. The transfer pricing matters for 2011 and 2012 are being addressed along with the 2009 and 2010 transfer pricing matters as part of the 2009-2010 appeals process. The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing, and the Company is under audit in multiple state tax jurisdictions. While the Company cannot estimate the impact to the effective tax rate, it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $1,040 million within the next 12 months. This would be due to the possible settlement of the IRS transfer pricing matters, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
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
The Company had $177.4 million and $174.4 million accrued for interest and penalties related to tax matters at December 31, 2020 and 2019, respectively. The Company recognized interest and penalties related to tax matters of $32.4 million in 2020, $39.9 million in 2019, and $13.9 million in 2018, which are included in the provision for income taxes.
As of December 31, 2020, the Company has accumulated undistributed earnings generated by our foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Act. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. We have not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested.  A determination of the unrecognized deferred taxes related to these other components of our outside basis differences is not practicable.
McDonald's Corporation 2020 Annual Report 55

Employee Benefit Plans

The Company's 401(k) Plan is maintained for U.S.-based employees and includes a 401(k) feature, as well as an employer match. The 401(k) feature allows eligible participants to make pre-tax contributions that are matched each pay period (with an annual true-up) through cash contributions and, prior to July 31, 2018, from shares released under the Employee Stock Ownership Plan. Effective August 1, 2018, the contributions are matched only through cash contributions.
All current account balances, future contributions and related earnings can be invested in nine investment alternatives (including a target date fund series), as well as McDonald’s stock in accordance with each participant’s investment elections. Future participant contributions are limited to 20% investment in McDonald’s stock. Participants may choose to make separate investment choices for current account balances and future contributions.
The Company also maintains certain unfunded nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive Company-provided matching allocations that cannot be made under the 401(k) Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401(k) Plan, net of expenses. Total liabilities were $431.2 million and $435.0 million at December 31, 2020 and 2019, respectively, and were primarily included in Other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2020, derivatives with a fair value of $185.6 million indexed to the Company's stock and a total return swap with a notional amount of $180.4 million indexed to certain market indices were included at their fair value in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401(k) Plan and nonqualified benefits and related hedging activities, were (in millions): 2020–$37.0; 2019–$30.4; 2018–$18.0. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2020–$36.6; 2019–$35.3; 2018–$33.7.
The total combined liabilities for international retirement plans were $45.5 million and $42.3 million at December 31, 2020 and 2019, respectively. Other post-retirement benefits and post-employment benefits were immaterial to the Consolidated Income Statement.
McDonald's Corporation 2020 Annual Report 56

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2020, the Company had two line of credit agreements available, with a combined commitment amount of $4.5 billion. Both line of credit agreements remain unused, with the $1.0 billion agreement expiring in March 2021, and the $3.5 billion agreement expiring in December 2024. The Company intends to renew both line of credit agreements prior to their expiration. The $1.0 billion line of credit includes a fixed fee of 0.375% on the total commitment, and the $3.5 billion line of credit incurs fees of 0.09% per annum on the total commitment. Fees and interest rates on the $3.5 billion line of credit are primarily based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor's. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 1.9% at December 31, 2020 (based on $265.7 million of foreign currency bank line borrowings) and 1.9% at December 31, 2019 (based on $242.4 million of foreign currency bank line borrowings and $899.3 million of commercial paper outstanding).
DEBT OBLIGATIONS
The Company has incurred debt obligations principally through public and private offerings and bank loans. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. Certain of the Company’s debt obligations contain cross-acceleration provisions, and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. Under certain agreements, the Company has the option to retire debt prior to maturity, either at par or at a premium over par. The Company has no current plans to retire a significant amount of its debt prior to maturity, but continues to look for ways to optimize its debt portfolio.
The following table summarizes the Company’s debt obligations (interest rates and debt amounts reflected in the table include the effects of interest rate swaps used to hedge debt).

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2020	2019	2020	2019
Fixed		3.9%	4.0%	$22,734.5	$19,340.2
Floating		0.9	2.2	1,150.0	2,049.3
Total U.S. Dollar	2021-2050			23,884.5	21,389.5
Fixed		1.5	1.5	9,453.9	8,671.8
Floating		2.1	2.3	366.5	337.0
Total Euro	2021-2031			9,820.4	9,008.8
Fixed		3.4	3.4	845.1	771.0
Floating		1.2	2.0	230.8	210.6
Total Australian Dollar	2024-2029			1,075.9	981.6
Total British Pounds Sterling - Fixed	2032-2054	4.2	4.6	1,156.4	1,386.3
Total Canadian Dollar - Fixed	2021-2025	3.1	3.1	784.9	768.6
Total Japanese Yen - Fixed	2030	2.9	2.9	121.1	115.1
Fixed		0.2	0.2	451.9	413.8
Floating		1.9	2.2	265.7	241.8
Total other currencies(2)	2021-2024			717.6	655.6
Debt obligations before fair value adjustments and deferred debt costs(3)				37,560.8	34,305.5
Fair value adjustments(4)				35.8	12.1
Deferred debt costs				(156.2)	(140.4)
Total debt obligations				$37,440.4	$34,177.2
(1)Weighted-average effective rate, computed on a semi-annual basis.
(2)Consists of Swiss Francs and Korean Won.
(3)Aggregate maturities for 2020 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2021–$2,243.6; 2022–$2,332.2; 2023–$2,643.9; 2024–$3,300.7; 2025–$3,159.6; Thereafter–$23,880.8. These amounts include a reclassification of short-term obligations totaling $268.9 million to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2024.
(4)The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.
McDonald's Corporation 2020 Annual Report 57

Share-based Compensation

The Company maintains a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and RSUs to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plan was 39.3 million at December 31, 2020, including 24.6 million available for future grants.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2020	2019	2018
Share-based compensation expense	$92.4	$109.6	$125.1
After tax	$78.3	$94.2	$108.1
Earnings per common share-diluted	$0.10	$0.12	$0.14
As of December 31, 2020, there was $121.5 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
The following table presents the weighted-average assumptions used in the option pricing model for the 2020, 2019 and 2018 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2020	2019	2018
Expected dividend yield	2.3%	2.7%	2.6%
Expected stock price volatility	19.1%	18.9%	18.7%
Risk-free interest rate	1.4%	2.5%	2.7%
Expected life of options (in years)	5.7	5.8	5.8
Fair value per option granted	$29.40	$25.60	$23.80

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2020, 2019 and 2018, the total intrinsic value of stock options exercised was $290.4 million, $356.1 million and $364.4 million, respectively. Cash received from stock options exercised during 2020 was $295.5 million and the tax benefit realized from stock options exercised totaled $59.3 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2020, 2019 and 2018, and changes during the years then ended, is presented in the following table:

	2020				2019		2018
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	14.6	$124.21			16.6	$113.06	18.9	$101.55
Granted	1.8	214.18			2.0	175.17	2.7	157.95
Exercised	(2.8)	104.58			(3.6)	97.70	(4.5)	89.31
Forfeited/expired	(0.2)	184.69			(0.4)	154.65	(0.5)	137.08
Outstanding at end of year	13.4	$139.44	5.8	$1,005.5	14.6	$124.21	16.6	$113.06
Exercisable at end of year	8.8	$118.46	4.6	$843.1	9.2		10.0

McDonald's Corporation 2020 Annual Report 58

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
A summary of the Company’s RSU activity during the years ended December 31, 2020, 2019 and 2018 is presented in the following table:

	2020		2019		2018
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.4	$150.95	1.5	$132.56	1.6	$107.34
Granted	0.6	201.92	0.6	171.48	0.6	158.28
Vested	(0.6)	127.99	(0.6)	116.42	(0.6)	91.20
Forfeited	(0.1)	172.45	(0.1)	153.58	(0.1)	132.14
Nonvested at end of year	1.3	$176.81	1.4	$150.95	1.5	$132.56
The total fair value of RSUs vested during 2020, 2019 and 2018 was $119.4 million, $111.0 million and $117.9 million, respectively. The tax benefit realized from RSUs vested during 2020 was $23.6 million.

SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure.
McDonald's Corporation 2020 Annual Report 59

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
I.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
II.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
III.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2020, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2020, 2019 and 2018 and the Company’s internal control over financial reporting as of December 31, 2020. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 23, 2021
McDonald's Corporation 2020 Annual Report 60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

McDonald's Corporation 2020 Annual Report 61

Unrecognized Tax Benefits
Description of the Matter
As described in the income taxes footnote to the consolidated financial statements, the Company’s unrecognized tax benefits, which includes transfer pricing matters, totaled $1,479.2 million at December 31, 2020. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1964.
Chicago, Illinois
February 23, 2021
McDonald's Corporation 2020 Annual Report 62

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McDonald’s Corporation as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 23, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 23, 2021
McDonald's Corporation 2020 Annual Report 63

Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2020. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company's management, including the CEO and CFO, confirm that there was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the consolidated financial statements.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2020. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	14,672,813	(1)	$142.81	24,630,227
Equity compensation plans not approved by security holders	—		—	—
Total	14,672,813		$142.81	24,630,227
(1)Includes 802,380 stock options granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 12,545,811 stock options and 1,324,622 restricted stock units granted under the McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2020.
McDonald's Corporation 2020 Annual Report 64

Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements filed as part of this report and are included on pages 38 through 59 of this Form 10-K.

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

	(c)	Description of Securities, incorporated herein by reference from Exhibit 4(c) of Form 10-K (File No. 001-05231), filed February 26, 2020.

(10)	Material Contracts

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

McDonald's Corporation 2020 Annual Report 65

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

(v) Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, filed herewith.**

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

McDonald's Corporation 2020 Annual Report 66

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
McDonald's Corporation 2020 Annual Report 67

Form 10-K Cross-Reference Index

Page reference

Part I
	Item 1	Business	Pages 3-7, 9
	Item 1A	Risk Factors and Cautionary Statement Regarding Forward-Looking Statements	Pages 3, 29-35
	Item 1B	Unresolved Staff Comments	Not applicable
	Item 2	Properties	Page 36
	Item 3	Legal Proceedings	Page 35
	Item 4	Mine Safety Disclosures	Not applicable
	Additional Item	Information About our Executive Officers	Page 36

Part II
	Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	Page 28
	Item 6	Selected Financial Data	Page 26
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 3-37
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Pages 22-24
	Item 8	Financial Statements and Supplementary Data	Pages 38-59
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable
	Item 9A	Controls and Procedures	Page 64
	Item 9B	Other Information	Not applicable

Part III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 36, (a)
	Item 11	Executive Compensation	(a)
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	Page 64
	Item 13	Certain Relationships and Related Transactions, and Director Independence	(a)
	Item 14	Principal Accounting Fees and Services	(a)

Part IV
	Item 15	Exhibits and Financial Statement Schedules	Pages 65-67
	Item 16	Form 10-K Summary	Not applicable

Signatures			Page 69
(a) - Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2020.

McDonald's Corporation 2020 Annual Report 68

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer

February 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in their capacities indicated below on the 23rd day of February, 2021:

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
(Principal Executive Officer)

McDonald's Corporation 2020 Annual Report 69