Form 10-Q
period 2021-03-31
MCDONALDS CORP
filed 2021-05-05
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-5231
McDONALD’S CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware		36-2361282
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

110 North Carpenter Street		60607
Chicago,	Illinois
(Address of Principal Executive Offices)		(Zip Code)
(630) 623-3000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	MCD	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
746,174,284
(Number of shares of common stock
outstanding as of 3/31/2021)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and equivalents	$3,019.7	$3,449.1
Accounts and notes receivable	1,733.7	2,110.3
Inventories, at cost, not in excess of market	45.3	51.1
Prepaid expenses and other current assets	669.2	632.7
Total current assets	5,467.9	6,243.2
Other assets
Investments in and advances to affiliates	1,211.1	1,297.2
Goodwill	2,745.8	2,773.1
Miscellaneous	3,499.1	3,527.4
Total other assets	7,456.0	7,597.7
Lease right-of-use asset, net	13,629.4	13,827.7
Property and equipment
Property and equipment, at cost	41,082.2	41,476.5
Accumulated depreciation and amortization	(16,532.4)	(16,518.3)
Net property and equipment	24,549.8	24,958.2
Total assets	$51,103.1	$52,626.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	670.0	741.3
Lease liability	718.4	701.5
Income taxes	718.3	741.1
Other taxes	192.0	227.0
Accrued interest	333.2	388.4
Accrued payroll and other liabilities	1,047.9	1,138.3
Current maturities of long-term debt	900.0	2,243.6
Total current liabilities	4,579.8	6,181.2
Long-term debt	34,823.2	35,196.8
Long-term lease liability	13,111.0	13,321.3
Long-term income taxes	1,963.4	1,970.7
Deferred revenues - initial franchise fees	702.5	702.0
Other long-term liabilities	1,056.8	1,054.1
Deferred income taxes	2,101.9	2,025.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	7,959.1	7,903.6
Retained earnings	54,483.0	53,908.1
Accumulated other comprehensive income (loss)	(2,635.9)	(2,586.8)
Common stock in treasury, at cost; 914.5 and 915.2 million shares	(67,058.3)	(67,066.4)
Total shareholders’ equity (deficit)	(7,235.5)	(7,824.9)
Total liabilities and shareholders’ equity (deficit)	$51,103.1	$52,626.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2021	2020
Revenues
Sales by Company-operated restaurants	$2,161.5	$2,025.8
Revenues from franchised restaurants	2,877.4	2,608.0
Other revenues	85.7	80.6
Total revenues	5,124.6	4,714.4
Operating costs and expenses
Company-operated restaurant expenses	1,817.6	1,752.8
Franchised restaurants-occupancy expenses	571.5	554.2
Other restaurant expenses	67.2	65.5
Selling, general & administrative expenses
Depreciation and amortization	76.0	73.5
Other	490.4	516.3
Other operating (income) expense, net	(179.4)	58.5
Total operating costs and expenses	2,843.3	3,020.8
Operating income	2,281.3	1,693.6
Interest expense	300.0	280.0
Nonoperating (income) expense, net	28.6	(31.3)
Income before provision for income taxes	1,952.7	1,444.9
Provision for income taxes	415.5	338.0
Net income	$1,537.2	$1,106.9
Earnings per common share-basic	$2.06	$1.49
Earnings per common share-diluted	$2.05	$1.47
Dividends declared per common share	$1.29	$1.25
Weighted-average shares outstanding-basic	745.8	744.8
Weighted-average shares outstanding-diluted	751.0	750.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2021	2020
Net income	$1,537.2	$1,106.9
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(87.7)	(466.2)
Reclassification of (gain) loss to net income	10.7	—
Foreign currency translation adjustments-net of tax benefit (expense) of ($90.3) and ($115.3)	(77.0)	(466.2)
Cash flow hedges:
Gain (loss) recognized in AOCI	23.1	(39.6)
Reclassification of (gain) loss to net income	15.0	(9.1)
Cash flow hedges-net of tax benefit (expense) of ($11.2) and $14.7	38.1	(48.7)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.7	(1.9)
Reclassification of (gain) loss to net income	(10.9)	3.1
Defined benefit pension plans-net of tax benefit (expense) of $0.0 and $0.4	(10.2)	1.2
Total other comprehensive income (loss), net of tax	(49.1)	(513.7)
Comprehensive income (loss)	$1,488.1	$593.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2021	2020
Operating activities
Net income	$1,537.2	$1,106.9
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	453.9	421.3
Deferred income taxes	(1.5)	276.4
Share-based compensation	27.3	25.9
Other	(130.0)	(87.9)
Changes in working capital items	237.1	(196.6)
Cash provided by operations	2,124.0	1,546.0
Investing activities
Capital expenditures	(368.7)	(482.5)
Purchases of restaurant businesses	(38.7)	(19.6)
Sales of restaurant businesses	29.6	25.7
Sales of property	32.8	15.8
Other	100.4	(57.8)
Cash used for investing activities	(244.6)	(518.4)
Financing activities
Net short-term borrowings	6.5	111.8
Long-term financing issuances	—	5,539.4
Long-term financing repayments	(1,337.8)	(262.7)
Treasury stock purchases	(21.5)	(902.6)
Common stock dividends	(962.3)	(930.7)
Proceeds from stock option exercises	59.1	99.3
Other	(7.9)	(121.5)
Cash provided by (used for) financing activities	(2,263.9)	3,533.0
Effect of exchange rates on cash and cash equivalents	(44.9)	(79.3)
Cash and equivalents increase (decrease)	(429.4)	4,481.3
Cash and equivalents at beginning of period	3,449.1	898.5
Cash and equivalents at end of period	$3,019.7	$5,379.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2019	1,660.6	$16.6	$7,653.9	$52,930.5	$(243.7)	$12.0	$(2,251.0)	(914.3)	$(66,328.6)	$(8,210.3)
Net income				1,106.9						1,106.9
Other comprehensive income (loss), net of tax					1.2	(48.7)	(466.2)			(513.7)
Comprehensive income										593.2
Common stock cash dividends ($1.25 per share)				(930.7)						(930.7)
Treasury stock purchases								(4.2)	(868.9)	(868.9)
Share-based compensation			25.9							25.9
Stock option exercises and other			33.7					1.4	63.7	97.4
Balance at March 31, 2020	1,660.6	$16.6	$7,713.5	$53,106.7	$(242.5)	$(36.7)	$(2,717.2)	(917.1)	$(67,133.8)	$(9,293.4)

For the quarter ended March 31, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2020	1,660.6	$16.6	$7,903.6	$53,908.1	$(287.6)	$(111.3)	$(2,187.9)	(915.2)	$(67,066.4)	$(7,824.9)
Net income				1,537.2						1,537.2
Other comprehensive income (loss), net of tax					(10.2)	38.1	(77.0)			(49.1)
Comprehensive income										1,488.1
Common stock cash dividends ($1.29 per share)				(962.3)						(962.3)
Treasury stock purchases								(0.1)	(21.5)	(21.5)
Share-based compensation			27.3							27.3
Stock option exercises and other			28.2					0.8	29.6	57.8
Balance at March 31, 2021	1,660.6	$16.6	$7,959.1	$54,483.0	$(297.8)	$(73.2)	$(2,264.9)	(914.5)	$(67,058.3)	$(7,235.5)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2020 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2021, do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2021	2020
Conventional franchised	21,496	21,838
Developmental licensed	7,705	7,678
Foreign affiliated	7,283	6,831
Total Franchised	36,484	36,347
Company-operated	2,676	2,637
Total Systemwide restaurants	39,160	38,984
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the Condensed Consolidated Financial Statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.2 million shares and 5.9 million shares for the quarters 2021 and 2020, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 3.6 million shares and 2.0 million shares for the quarters 2021 and 2020, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company adopted the new standard effective January 1, 2021. The adoption of the standard did not have a material impact on the Company's condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is currently evaluating the impact the adoption of ASU 2020-04 will have on its consolidated financial statements.

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
As a result of the Company's analysis, and in consideration of the totality of events and circumstances, including the potential impact of COVID-19 related disruptions on the Company’s operating results, there were no indicators of impairment during the first quarter of 2021.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2020 Annual Report on Form 10-K.
At March 31, 2021, the fair value of the Company’s debt obligations was estimated at $39.8 billion, compared to a carrying amount of $35.7 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2021	December 31, 2020	Balance Sheet Classification	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$11.7		Accrued payroll and other liabilities	$(32.9)	$(64.5)
Interest rate	Prepaid expenses and other current assets	5.7		Accrued payroll and other liabilities
Foreign currency	Miscellaneous other assets	23.0	$5.6	Other long-term liabilities	(1.2)	(15.0)
Interest rate	Miscellaneous other assets	21.2	35.8	Other long-term liabilities
Total derivatives designated as hedging instruments		$61.6	$41.4		$(34.1)	$(79.5)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$194.4	$185.6	Accrued payroll and other liabilities	$(4.1)	$(8.6)
Foreign currency	Prepaid expenses and other current assets			Accrued payroll and other liabilities	(7.1)	(9.4)
Equity	Miscellaneous other assets
Total derivatives not designated as hedging instruments		$194.4	$185.6		$(11.2)	$(18.0)
Total derivatives		$256.0	$227.0		$(45.3)	$(97.5)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the three months ended March 31, 2021 and 2020, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2021	2020	2021	2020	2021	2020
Foreign currency	Nonoperating income/expense	$29.9	$39.3	$(17.8)	$12.6
Interest rate	Interest expense		(90.8)	(1.6)	(0.7)
Cash flow hedges		$29.9	$(51.5)	$(19.4)	$11.9

Foreign currency denominated debt	Nonoperating income/expense	$379.7	$350.4	$16.2
Foreign currency derivatives	Nonoperating income/expense	26.6	11.9
Foreign currency derivatives(1)	Interest expense					$3.7	$3.7
Net investment hedges		$406.3	$362.3	$16.2		$3.7	$3.7

Foreign currency	Nonoperating income/expense					$2.3	$7.5
Equity	Selling, general & administrative expenses					20.4	(66.3)
Equity	Other operating income/expense, net					(4.7)
Undesignated derivatives						$18.0	$(58.8)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At March 31, 2021, the carrying amount of fixed-rate debt that was effectively converted was $1.0 billion, which included an increase of $26.9 million of cumulative hedging adjustments. For the three months ended March 31, 2021, the Company recognized an $8.9 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
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
As of March 31, 2021, the Company had derivatives outstanding with an equivalent notional amount of $1.2 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at March 31, 2021, the $73.2 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2021, $11.6 billion of the Company's third party foreign currency denominated debt and $877.8 million of intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2021 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2021, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended
	March 31,
In millions	2021	2020

Rents	$1,826.1	$1,668.2
Royalties	1,038.7	928.8
Initial fees	12.6	11.0
Revenues from franchised restaurants	$2,877.4	$2,608.0

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of March 31, 2021.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of March 31, 2021.
•International Developmental Licensed Markets & Corporate - comprised of primarily developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported in this segment. The segment is 98% franchised as of March 31, 2021.
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended
	March 31,
In millions	2021	2020
Revenues
U.S.	$2,075.5	$1,871.0
International Operated Markets	2,556.2	2,404.3
International Developmental Licensed Markets & Corporate	492.9	439.1
Total revenues	$5,124.6	$4,714.4
Operating Income
U.S.	$1,125.5	$892.4
International Operated Markets	953.8	879.1
International Developmental Licensed Markets & Corporate *	202.0	(77.9)
Total operating income	$2,281.3	$1,693.6
*    Results for the quarter 2021 included $128.6 million of strategic gains related to the sale of McDonald's Japan stock, which reduced the Company's ownership by an additional 3%. As of March 31, 2021, the Company owned approximately 41% of McDonald's Japan. The proceeds were recorded within the other investing activities section of the Condensed Consolidated Statement of Cash Flows.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in 119 countries. Of the 39,160 restaurants at March 31, 2021, 36,484 were franchised, which is 93% of McDonald's restaurants.
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

Strategic Direction
In 2020, the Company announced the Accelerating the Arches (the “Strategy”) growth strategy. The Strategy encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand, and includes a refreshed purpose, updated values, and growth pillars that build on the Company’s competitive advantages.
Purpose, Mission, & Values
The Company embraces and prioritizes its role and commitments to the communities in which it operates through our:
•Purpose to feed and foster communities,
•Mission to create delicious feel-good moments for everyone, and
•Core values that define who we are and how we run our business.
Our values underpin our success and are at the very heart of our Strategy. In addition to the Company’s financial performance, beginning in 2021, the Company incorporated quantitative metrics into the Company's annual incentive compensation plan. For 2021, executives will be measured on their ability to champion our core values, improve diversity representation within leadership roles for both women and historically underrepresented groups, and create a strong culture of inclusion. In addition, in April, the Company defined a set of Global Brand Standards designed to reinforce a culture of safety and inclusion. All McDonald’s restaurants across the globe, including Company-owned and franchised locations, will be required to uphold these standards.
Growth Pillars
The growth pillars, rooted in the Company’s identity, MCD, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:
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
•Commit to the Core by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company will prioritize chicken and beef offerings as we expect they represent the largest growth opportunities. The Company recognizes there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites, such as the new Crispy Chicken Sandwich that launched in the U.S. at the end of February 2021. The Company will also implement a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also see a significant opportunity with coffee, and markets will leverage the McCafe brand, experience, value and quality to drive long-term growth.
•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine that provides a fast, easy experience for our customers. To unlock further growth, the Company will accelerate technology innovation so that when customers interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs.
◦Digital: The Company’s digital experience growth engine, “MyMcDonald’s” will transform its digital offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in. Through the digital tools across this platform, customers will receive tailored offers, be able to participate in a new loyalty program and order and receive McDonald's food through the channel of their choice. The Company expects to have elements of “MyMcDonald’s” across its top six markets by the end of 2021, featuring loyalty programs in several of those markets, including a U.S. loyalty program launch later in 2021. Across these top six markets, digital sales exceeded $10 billion or nearly 20% of Systemwide sales in 2020.

◦Delivery: Over the past three years, the Company has expanded the number of McDonald’s restaurants offering delivery to over 30,000 or 75% of its restaurants, and delivery sales have grown significantly. The Company will build on this progress and enhance the delivery experience for customers by adding the ability to order on the McDonald’s app, which is already available in several markets around the world, and optimizing operations with a focus on speed and accuracy.
◦Drive Thru: The Company has drive thru locations in over 25,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. This channel will remain of heightened importance and we expect that it will become even more critical to meet customers’ demand for flexibility and choice. The Company will build on its drive thru advantage as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.
The Company’s Strategy is underpinned by a relentless focus on running great restaurants, including improving speed of service to address customer needs. The Company believes this Strategy builds on our inherent strengths by harnessing our competitive advantages and investing in innovations that will enhance the customer experience and deliver long-term growth.

First Quarter 2021 Financial Performance
Global comparable sales increased 7.5% for the quarter with all segments reflecting positive results as we began to lap the significant impact of COVID-19 on our global results beginning in March 2020. Guest counts remained negative for all segments.
•U.S. comparable sales increased 13.6%. Comparable sales results benefited from average check growth with double digit positive comparable sales across all dayparts. The Company's strong national menu and marketing offerings, as well as growth in delivery and digital platforms, contributed to the comparable sales growth.
•International Operated Markets segment comparable sales increased 0.6%. Results reflected strong positive comparable sales in the U.K., Australia and Canada, partly offset by significantly negative comparable sales in France and Germany. Comparable sales in many markets continued to be impacted by varying levels of government imposed COVID-19 restrictions on restaurant operations.
•International Developmental Licensed Markets segment comparable sales increased 6.4%. Monthly comparable sales results improved sequentially throughout the quarter. The strong quarterly comparable sales were primarily driven by China and Japan.
In addition to the comparable sales results, the Company had the following financial results in the quarter:
•Consolidated revenues increased 9% (5% in constant currencies)
•Systemwide sales increased 12% (8% in constant currencies)
•Consolidated operating income increased 35% (30% in constant currencies) and included $135 million of strategic gains primarily related to the sale of McDonald's Japan stock. Excluding these gains, operating income increased 27% (22% in constant currencies).
•Diluted earnings per share increased 39% (35% in constant currencies) to $2.05. Excluding $0.13 per share of strategic gains, diluted earnings per share was $1.92 for the quarter, an increase of 31% (27% in constant currencies).

Management reviews and analyzes business results excluding the effect of foreign currency translation, as well as impairment and other strategic charges and gains, and bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.

The Following Definitions Apply to these Terms as Used Throughout this Form 10-Q:
•Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation, as well as impairment and other strategic charges and gains, and bases incentive compensation plans on these results, because the Company believes this better represents underlying business trends.
•Comparable sales are compared to the same period in the prior year and represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters (including restaurants temporarily closed due to COVID-19). Comparable sales exclude the impact of currency translation and the sales of any market considered hyper-inflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, which is affected by changes in pricing and product mix.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2021
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,161.5	7%
Revenues from franchised restaurants	2,877.4	10
Other revenues	85.7	6
Total revenues	5,124.6	9
Operating costs and expenses
Company-operated restaurant expenses	1,817.6	4
Franchised restaurants-occupancy expenses	571.5	3
Other restaurant expenses	67.2	3
Selling, general & administrative expenses
Depreciation and amortization	76.0	3
Other	490.4	(5)
Other operating (income) expense, net	(179.4)	n/m
Total operating costs and expenses	2,843.3	(6)
Operating income	2,281.3	35
Interest expense	300.0	7
Nonoperating (income) expense, net	28.6	n/m
Income before provision for income taxes	1,952.7	35
Provision for income taxes	415.5	23
Net income	$1,537.2	39%
Earnings per common share-basic	$2.06	38%
Earnings per common share-diluted	$2.05	39%
n/m Not meaningful

Impact of Foreign Currency Translation
While changes in foreign currency exchange rates affect reported results, McDonald's mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows. Results excluding the effect of foreign currency translation (referred to as constant currency) are calculated by translating current year results at prior year average exchange rates.

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2021	2020	2021
Revenues	$5,124.6	$4,714.4	$154.8
Company-operated margins	343.9	273.0	11.8
Franchised margins	2,305.9	2,053.8	80.9
Selling, general & administrative expenses	566.4	589.8	(11.3)
Operating income	2,281.3	1,693.6	82.1
Net income	1,537.2	1,106.9	44.1
Earnings per share-diluted	$2.05	$1.47	$0.06
•The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the strengthening of the Euro and Australian Dollar.
Net Income and Diluted Earnings per Share
For the quarter, net income increased 39% (35% in constant currencies) to $1,537.2 million, and diluted earnings per share increased 39% (35% in constant currencies) to $2.05. Foreign currency translation had a positive impact of $0.06 on diluted earnings per share.
Results for the quarter reflected stronger operating performance in the U.S. due to higher sales-driven restaurant margins.
Results for the quarter included $135 million of pre-tax strategic gains, or $0.13 per share, primarily related to the sale of McDonald’s Japan stock, which reduced the Company's ownership by an additional 3%.

EARNINGS PER SHARE-DILUTED RECONCILIATION

	Quarters Ended March 31,
	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP earnings per share-diluted	$2.05	$1.47	39%	35%
Strategic gains	(0.13)	—
Non-GAAP earnings per share-diluted	$1.92	$1.47	31%	27%

Excluding the strategic gains, for the quarter net income increased 30% (26% in constant currencies) and diluted earnings per share increased 31% (27% in constant currencies).
Diluted weighted average shares outstanding were relatively flat with the prior year. In early March 2020, the Company suspended its share repurchase program. The share repurchase activity in the current quarter relates to shares withheld for taxes under the Company's equity compensation program. For the quarter, these shares withheld for tax purposes totaled 0.1 million shares of stock for $21.5 million.
In the first quarter, the Company paid a quarterly dividend of $1.29 per share, or $962.3 million.

RESTAURANT UPDATE
The Company has continued to follow the guidance of expert health authorities to ensure the appropriate precautionary steps are taken to protect the health and safety of our people and our customers.
As a result of COVID-19 resurgences, throughout the quarter there have been numerous instances of government restrictions on restaurant operating hours, limited dine-in capacity and, in some cases, mandated dining room closures particularly in the International Operated Markets. These restrictions are impacting most of the Company's markets across Europe, particularly those with fewer drive thru restaurant locations. The Company expects some restrictions in various markets so long as the COVID-19 pandemic continues.

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
Franchised restaurants represented 93% of McDonald's restaurants worldwide at March 31, 2021. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. As most revenues are based on a percent of sales, the Company expects that government restrictions as a result of COVID-19 may continue to have a negative impact on revenue in the near term.
The Company granted the deferral of cash collection for certain rent and royalties earned from franchisees in substantially all markets in the first quarter of 2020. While the Company deferred cash collection, revenue continued to be recognized as sales were incurred. The extent of the deferrals in 2020 differed in length by market and nearly 95% of the deferrals were collected by March 31, 2021.

REVENUES
Dollars in millions
Quarters Ended March 31,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$618.3	$579.2	7%	7%
International Operated Markets	1,379.7	1,305.3	6	3
International Developmental Licensed Markets & Corporate	163.5	141.3	16	8
Total	$2,161.5	$2,025.8	7%	4%
Franchised revenues
U.S.	$1,420.5	$1,250.7	14%	14%
International Operated Markets	1,144.4	1,074.0	7	(3)
International Developmental Licensed Markets & Corporate	312.5	283.3	10	9
Total	$2,877.4	$2,608.0	10%	6%
Total Company-operated sales and Franchised revenues
U.S.	$2,038.8	$1,829.9	11%	11%
International Operated Markets	2,524.1	2,379.3	6	0
International Developmental Licensed Markets & Corporate	476.0	424.6	12	8
Total	$5,038.9	$4,633.8	9%	5%

Total Other revenues	$85.7	$80.6	6%	3%

Total Revenues	$5,124.6	$4,714.4	9%	5%
•Total Company-operated sales and franchised revenues increased 9% (5% in constant currencies) for the quarter. The increase reflected strong sales performance in the U.S. and the International Developmental Licensed Markets segment driven by China.
Revenues in the International Operated Markets segment were flat with the prior year in constant currencies. Performance was mixed, with revenue growth impacted by varying levels of government imposed COVID-19 restrictions on restaurant operations. Results reflected an increase in revenues in the U.K. and Australia, partly offset by decreases in France and Germany. In addition, revenues were positively impacted by results in Russia, reflecting both strong comparable sales and unit expansion.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters ended March 31, 2021 and 2020:

	Increase/(Decrease)
	Quarters Ended March 31,
	2021	2020
U.S.	13.6%	0.1%
International Operated Markets	0.6	(6.9)
International Developmental Licensed Markets & Corporate	6.4	(4.3)
Total	7.5%	(3.4)%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2021:

SYSTEMWIDE SALES*
	Quarter Ended March 31, 2021
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	13%	13%
International Operated Markets	10	2
International Developmental Licensed Markets & Corporate	11	9
Total	12%	8%
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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$10,089.8	$8,873.7	14%	14%
International Operated Markets	6,880.6	6,192.7	11	2
International Developmental Licensed Markets & Corporate	6,048.0	5,447.0	11	9
Total	$23,018.4	$20,513.4	12%	9%

Ownership type
Conventional franchised	$16,907.6	$14,986.4	13%	9%
Developmental licensed	3,280.2	3,228.0	2	2
Foreign affiliated	2,830.6	2,299.0	23	18
Total	$23,018.4	$20,513.4	12%	9%

Restaurant Margins

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2021	2020
Franchised
U.S.	$1,131.1	$961.3	18%	18%
International Operated Markets	868.6	815.3	7	(3)
International Developmental Licensed Markets & Corporate	306.2	277.2	10	9
Total	$2,305.9	$2,053.8	12%	8%
Company-operated
U.S.	$125.1	$80.5	56%	56%
International Operated Markets	218.0	197.7	10	4
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$343.9	$273.0	26%	22%
Total restaurant margins
U.S.	$1,256.2	$1,041.8	21%	21%
International Operated Markets	1,086.6	1,013.0	7	(1)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$2,649.8	$2,326.8	14%	10%
n/m Not meaningful
•Total restaurant margins increased $323.0 million or 14% (10% in constant currencies) for the quarter. The increase reflected strong sales performance in the U.S., partly offset by sales declines primarily in France and Germany in the International Operated Markets segment as a result of government imposed COVID-19 restrictions.
The increase in U.S. franchised margins was partly offset by higher depreciation costs related to investments in restaurant modernization.
•Due to the nature of our operating model, franchised margin expenses (primarily comprised of lease expense and depreciation expense) are mainly fixed, whereas Company-operated restaurant expenses have more variable cost components. Total restaurant margins included $376.6 million of depreciation and amortization expense for the quarter.
•Franchised margins represented over 85% of restaurant margin dollars for the quarter.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses decreased $23.4 million or 4% (6% in constant currencies) for the quarter. The decrease reflected the benefit from comparisons to prior year costs related to the cancellation of the 2020 Worldwide Owner/Operator Convention and contractual obligations as a result of a reduction in scope of certain investments in restaurant technology and research & development.
•Selling, general and administrative expenses as a percent of Systemwide sales was 2.2% and 2.6% for the quarters ended 2021 and 2020, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended
	March 31,
	2021	2020
Gains on sales of restaurant businesses	$(17.6)	$(2.5)
Equity in earnings of unconsolidated affiliates	(35.1)	(14.7)
Asset dispositions and other (income) expense, net	8.5	74.4
Impairment and other charges, net	(135.2)	1.3
Total	$(179.4)	$58.5
•Gains on sales of restaurant businesses increased for the quarter primarily due to a higher number of restaurant sales, mostly in the U.S.
•Equity in earnings of unconsolidated affiliates increased for the quarter primarily due to improved performance in China.
•Asset dispositions and other expense, net decreased for the quarter primarily due to higher reserves for bad debts in the prior year related to rent and royalty deferrals.
•Impairment and other charges, net for the quarter reflected $128.6 million of strategic gains related to the sale of McDonald’s Japan stock, which reduced the Company's ownership by an additional 3%. As of March 31, 2021, the Company owned approximately 41% of McDonald's Japan.
Results for the first quarter 2020 reflected the write-off of impaired software that was no longer being used of $14.4 million, mostly offset by $13.0 million of income associated with the Company's sale of its business in the India Delhi market.

Operating Income

OPERATING INCOME
Dollars in millions
Quarters Ended March 31,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,125.5	$892.4	26%	26%
International Operated Markets	953.8	879.1	8	(1)
International Developmental Licensed Markets & Corporate	202.0	(77.9)	n/m	n/m
Total	$2,281.3	$1,693.6	35%	30%

Operating margin	44.5%	35.9%
Non-GAAP operating Margin	41.9%	n/a

n/m Not meaningful
n/a Not applicable
•Operating Income: Operating income increased $587.7 million or 35% (30% in constant currencies) for the quarter. Results included $135 million of strategic gains primarily related to the sale of McDonald's Japan stock. Excluding the strategic gains, operating income increased 27% (22% in constant currencies).
•U.S.: The operating income increase for the quarter was driven by strong sales performance.
•International Operated Markets: The operating income decrease in constant currencies was primarily due to sales declines in France and Germany, partly offset by increases in Australia, the U.K. and Canada.
•International Developmental Licensed Markets & Corporate: Excluding the strategic gains, results for the quarter reflected strong sales performance and the benefit from comparisons to prior year G&A costs and reserves for bad debts.
•Operating Margin: Operating margin is defined as operating income as a percent of total revenues. The contributions to operating margin differ by segment due to each segment's ownership structure, primarily due to the relative percentage of franchised versus Company-operated restaurants. Additionally, temporary restaurant closures, which vary by segment, also impact the contribution of each segment to the consolidated operating margin.
Excluding the strategic gains, the increase in operating margin percent for the quarter was driven by stronger sales performance, higher other operating income and lower G&A costs.

Interest Expense
•Interest expense increased 7% (5% in constant currencies) for the quarter, primarily due to higher average interest rates and the impact of foreign currency translation.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2021	2020
Interest income	$(1.8)	$(5.4)
Foreign currency and hedging activity	20.3	(17.8)
Other expense, net	10.1	(8.1)
Total	$28.6	$(31.3)

Income Taxes
•The effective income tax rate was 21.3% and 23.4% for the quarters ended 2021 and 2020, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $2.1 billion and exceeded capital expenditures by $1.8 billion for the first quarter 2021. Cash provided by operations increased $578.0 million compared with the first quarter 2020, primarily due to changes in working capital and improved operating results, partly offset by higher income tax payments.
The Company granted the deferral of cash collections for certain rent and royalties earned from franchisees in substantially all markets in the first quarter of 2020. While the Company deferred cash collections, revenue continued to be recognized as sales were incurred. The extent of the deferrals in 2020 differed in length by market and nearly 95% of the deferrals were collected by March 31, 2021.
Cash used for investing activities totaled $244.6 million for the first quarter 2021, a decrease of $273.8 million compared with the first quarter 2020. The decrease was primarily due to lower capital expenditures and current year proceeds received from the sale of McDonald's Japan stock.
Cash used for financing activities totaled $2.3 billion for the first quarter 2021, which included $1.3 billion in debt repayments. Cash provided by financing activities totaled $3.5 billion for the first quarter 2020 due to long-term debt issuances of $5.5 billion, which were used to bolster our cash position in anticipation of the adverse macroeconomic and business conditions associated with COVID-19.

Outlook for 2021
Based on current conditions, the following information is provided to assist in forecasting the Company's future results for 2021.
•The Company expects 2021 Systemwide sales growth, in constant currencies, in the mid-teens, and expects net restaurant unit expansion to contribute about 1% to 2021 Systemwide sales growth.
•The Company expects operating margin percent to be in the low-to-mid 40% range.
•The Company expects full year 2021 selling, general and administrative expenses of approximately 2.4% of Systemwide sales. This is revised from our previously provided guidance due to higher incentive-based compensation expense.
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
In 2021, about $1.1 billion will be dedicated to our U.S. business, about $500 million of which will be allocated to over 1,200 restaurant modernization projects. Globally, the Company expects to open over 1,300 restaurants. We will open nearly 500 restaurants in the U.S. and International Operated Markets segments, and our developmental licensee and affiliates will contribute capital towards over 800 restaurant openings in their respective markets. Additionally, the U.S. expects to close roughly 325 restaurants in 2021; a majority of which are lower sales volume McDonald's in Walmart locations. The Company expects about 650 net restaurant additions in 2021.
•The Company expects to achieve a free cash flow conversion rate greater than 90%.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 8 of this Form 10-Q.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking words, such as “could,” “should,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date the statement is made. Except as required by law, we do not undertake to update such forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and risks, as well as elsewhere in our filings with the SEC. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. If any of these considerations or risks materialize, our expectations (or the underlying assumptions) may change and our performance may be adversely affected. You should not rely unduly on forward-looking statements.
GLOBAL PANDEMIC
The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations since early 2020. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and we expect will continue to cause, consumer behavior to change and worsening or volatile economic conditions, each of which could continue to adversely affect our business. In addition, our global operations have been disrupted to varying degrees and may continue to be disrupted given the unpredictability of the virus, its resurgences and government responses thereto as well as potentially permanent changes to the industry in which we operate. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections or the emergence of new variants in one or more markets, or the impact of vaccines across the globe, the COVID-19 pandemic has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.
The COVID-19 pandemic may also heighten other risks disclosed in these Risk Factors, such as, but not limited to, those related to consumer behavior, consumer perceptions of our brand, supply chain interruptions, commodity costs and labor availability and cost.
STRATEGY AND BRAND
If we do not successfully evolve and execute against our business strategies, including the Accelerating the Arches strategy, we may not be able to drive business growth.
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
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities, and general business practices across the System, including the people practices at McDonald's restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment, our brand, our culture, our operations, our suppliers, or our franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and our financial results may suffer.
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require Systemwide coordination and alignment. We are working to manage risks and costs to us, our franchisees and our supply chain of any effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include any increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. These risks also include any increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risks.
Our brand trust also depends on how we address social risks, including through our increased focus on human capital initiatives and diversity, equity and inclusion (DEI). We expect our DEI strategy to represent a step change in how we view equitable opportunity across our System. Additionally, we have announced Global Brand Standards that will apply to McDonald’s operations worldwide, including both Company-owned and franchised restaurants.
If we are not effective in addressing social and environmental responsibility matters or achieving relevant social or sustainability goals, our brand trust may suffer. In particular, business incidents or practices, whether actual or perceived, that erode consumer trust or confidence, particularly if such incidents or practices receive considerable publicity or result in litigation, can significantly reduce brand value and have a negative impact on our financial results.
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
Our ability to build upon our strengths and advantages also depends on the impact of pricing, promotional and marketing plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies and marketing plans, as well as the value proposition they represent, are expected to continue to be important components of our business strategy; however, they may not be successful, or may not be as successful as the efforts of our competitors, and could negatively impact sales, guest counts and market share.
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
The Company's success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently, and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been significantly impacted by the COVID-19 pandemic and the volatility associated with the pandemic. If franchisee sales trends worsen or volatility persists, our financial results will continue to be negatively affected, which may be material.
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
We have significant real estate operations, primarily in connection with our restaurant business. We generally own or secure a long-term lease on the land and building for conventional franchised and Company-operated restaurant sites. We seek to identify and develop restaurant locations that offer convenience to customers and long-term sales and profit potential. As we generally secure long-term real estate interests for our restaurants, we have limited flexibility to quickly alter our real estate portfolio. The competitive business landscape continues to evolve in light of changing business trends; consumer preferences; trade area demographics; consumer use of digital, delivery and drive thru; local competitive positions and other economic factors. If our restaurants are not located in desirable locations, or if we do not evolve in response to these factors, it could adversely affect Systemwide sales and profitability.
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
Furthermore, security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees), or those of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. These technology systems contain personal, financial and other information that is entrusted to us by our customers, our employees, our franchisees, our business customers and other third parties, as well as financial, proprietary and other confidential information related to our business. A security breach could result in disruptions, shutdowns, theft or unauthorized disclosure of personal, financial, proprietary or other confidential information. The actual or alleged occurrence of any of these incidents could result in reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
LEGAL AND REGULATORY
Increasing regulatory and legal complexity may adversely affect our business and financial results.
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive regulations involving, among other matters, restaurant operations, product packaging, marketing, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. We also are subjected to increased public focus, including by governmental and nongovernmental organizations, regarding environmental and social initiatives. Our success depends in part on our ability to manage the impact of regulations and other initiatives that can affect our business plans and operations, and have increased our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
We are also subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations and proceedings, shareholder proceedings, employment and personal injury claims, landlord/ tenant disputes, supplier-related disputes, and claims by current or former franchisees. Regardless of whether claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management's attention away from operations.

Litigation and regulatory action concerning our relationship with franchisees and the legal distinction between our franchisees and us for employment law or other purposes, if determined adversely, could increase costs, negatively impact our business operations and the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence, which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2020 regarding this matter.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2021. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The Company's management, including the CEO and CFO, confirm there was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2020 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting our business, refer to statements appearing under the caption “Risk Factors and Cautionary Statement Regarding Forward-Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2021	2,171	$210.82	2,171	$14,125,417,534
February 1-28, 2021	97,746	211.45	97,746	14,104,748,655
March 1-31, 2021	1,872	214.58	1,872	14,104,346,967
Total	101,789	$211.50	101,789
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

(s)
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
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	May 5, 2021	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer