Form 10-Q
period 2021-06-30
MCDONALDS CORP
filed 2021-08-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
746,798,875
(Number of shares of common stock
outstanding as of 6/30/2021)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and equivalents	$3,049.4	$3,449.1
Accounts and notes receivable	1,808.3	2,110.3
Inventories, at cost, not in excess of market	47.8	51.1
Prepaid expenses and other current assets	795.7	632.7
Total current assets	5,701.2	6,243.2
Other assets
Investments in and advances to affiliates	1,196.8	1,297.2
Goodwill	2,778.1	2,773.1
Miscellaneous	3,889.5	3,527.4
Total other assets	7,864.4	7,597.7
Lease right-of-use asset, net	13,707.3	13,827.7
Property and equipment
Property and equipment, at cost	41,535.5	41,476.5
Accumulated depreciation and amortization	(16,915.3)	(16,518.3)
Net property and equipment	24,620.2	24,958.2
Total assets	$51,893.1	$52,626.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	730.9	741.3
Lease liability	720.4	701.5
Income taxes	281.4	741.1
Other taxes	241.2	227.0
Accrued interest	323.8	388.4
Accrued payroll and other liabilities	1,137.1	1,138.3
Current maturities of long-term debt	500.0	2,243.6
Total current liabilities	3,934.8	6,181.2
Long-term debt	34,922.6	35,196.8
Long-term lease liability	13,119.0	13,321.3
Long-term income taxes	1,865.2	1,970.7
Deferred revenues - initial franchise fees	714.9	702.0
Other long-term liabilities	1,077.2	1,054.1
Deferred income taxes	2,067.4	2,025.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,046.0	7,903.6
Retained earnings	55,739.0	53,908.1
Accumulated other comprehensive income (loss)	(2,571.2)	(2,586.8)
Common stock in treasury, at cost; 913.8 and 915.2 million shares	(67,038.4)	(67,066.4)
Total shareholders’ equity (deficit)	(5,808.0)	(7,824.9)
Total liabilities and shareholders’ equity (deficit)	$51,893.1	$52,626.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2021	2020	2021	2020
Revenues
Sales by Company-operated restaurants	$2,488.7	$1,593.7	$4,650.2	$3,619.5
Revenues from franchised restaurants	3,306.2	2,088.0	6,183.6	4,696.0
Other revenues	93.0	79.8	178.7	160.4
Total revenues	5,887.9	3,761.5	11,012.5	8,475.9
Operating costs and expenses
Company-operated restaurant expenses	2,021.0	1,448.4	3,838.6	3,201.2
Franchised restaurants-occupancy expenses	579.1	524.5	1,150.6	1,078.7
Other restaurant expenses	68.3	63.3	135.5	128.8
Selling, general & administrative expenses
Depreciation and amortization	83.1	71.0	159.1	144.5
Other	572.4	576.0	1,062.8	1,092.3
Other operating (income) expense, net	(127.1)	117.2	(306.5)	175.7
Total operating costs and expenses	3,196.8	2,800.4	6,040.1	5,821.2
Operating income	2,691.1	961.1	4,972.4	2,654.7
Interest expense	296.5	319.1	596.5	599.1
Nonoperating (income) expense, net	18.6	(6.7)	47.2	(38.0)
Income before provision for income taxes	2,376.0	648.7	4,328.7	2,093.6
Provision for income taxes	156.7	164.9	572.2	502.9
Net income	$2,219.3	$483.8	$3,756.5	$1,590.7
Earnings per common share-basic	$2.97	$0.65	$5.03	$2.14
Earnings per common share-diluted	$2.95	$0.65	$5.00	$2.12
Dividends declared per common share	$1.29	$1.25	$2.58	$2.50
Weighted-average shares outstanding-basic	746.6	743.8	746.2	744.3
Weighted-average shares outstanding-diluted	752.1	748.6	751.6	749.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Net income	$2,219.3	$483.8	$3,756.5	$1,590.7
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	47.8	207.1	(39.9)	(259.1)
Reclassification of (gain) loss to net income	9.7	—	20.4	—
Foreign currency translation adjustments-net of tax benefit (expense) of $22.7, $66.1, ($67.6) and ($49.2)	57.5	207.1	(19.5)	(259.1)
Cash flow hedges:
Gain (loss) recognized in AOCI	(1.2)	(17.6)	21.9	(57.2)
Reclassification of (gain) loss to net income	13.4	(1.7)	28.4	(10.8)
Cash flow hedges-net of tax benefit (expense) of ($3.7), $5.8, ($14.9) and $20.5	12.2	(19.3)	50.3	(68.0)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.1	(0.6)	0.8	(2.5)
Reclassification of (gain) loss to net income	(5.1)	2.9	(16.0)	6.0
Defined benefit pension plans-net of tax benefit (expense) of $0.1, $0.1, $0.1 and $0.5	(5.0)	2.3	(15.2)	3.5
Total other comprehensive income (loss), net of tax	64.7	190.1	15.6	(323.6)
Comprehensive income (loss)	$2,284.0	$673.9	$3,772.1	$1,267.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Operating activities
Net income	$2,219.3	$483.8	$3,756.5	$1,590.7
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	463.4	425.7	917.3	847.0
Deferred income taxes	(368.9)	(42.1)	(370.4)	234.3
Share-based compensation	36.5	30.8	63.8	56.7
Other	(71.2)	119.2	(201.2)	31.3
Changes in working capital items	(545.9)	(1,230.5)	(308.8)	(1,427.1)
Cash provided by (used for) operations	1,733.2	(213.1)	3,857.2	1,332.9
Investing activities
Capital expenditures	(482.6)	(305.0)	(851.3)	(787.5)
Purchases of restaurant businesses	(49.4)	(23.7)	(88.1)	(43.3)
Sales of restaurant businesses	52.2	1.8	81.8	27.5
Sales of property	23.8	1.8	56.6	17.6
Other	42.5	(71.5)	142.9	(129.3)
Cash used for investing activities	(413.5)	(396.6)	(658.1)	(915.0)
Financing activities
Net short-term borrowings	1.4	(4.1)	7.9	107.7
Long-term financing issuances	—	0.8	—	5,540.2
Long-term financing repayments	(401.2)	(699.9)	(1,739.0)	(962.6)
Treasury stock purchases	(3.0)	(2.3)	(24.5)	(904.9)
Common stock dividends	(963.3)	(929.7)	(1,925.6)	(1,860.4)
Proceeds from stock option exercises	72.9	57.7	132.0	157.0
Other	(13.1)	(0.4)	(21.0)	(121.9)
Cash provided by (used for) financing activities	(1,306.3)	(1,577.9)	(3,570.2)	1,955.1
Effect of exchange rates on cash and cash equivalents	16.3	63.5	(28.6)	(15.8)
Cash and equivalents increase (decrease)	29.7	(2,124.1)	(399.7)	2,357.2
Cash and equivalents at beginning of period	3,019.7	5,379.8	3,449.1	898.5
Cash and equivalents at end of period	$3,049.4	$3,255.7	$3,049.4	$3,255.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2019	1,660.6	$16.6	$7,653.9	$52,930.5	$(243.7)	$12.0	$(2,251.0)	(914.3)	$(66,328.6)	$(8,210.3)
Net income				1,590.7						1,590.7
Other comprehensive income (loss), net of tax					3.5	(68.0)	(259.1)			(323.6)
Comprehensive income										1,267.1
Common stock cash dividends ($2.50 per share)				(1,860.4)						(1,860.4)
Treasury stock purchases								(4.3)	(871.2)	(871.2)
Share-based compensation			56.7							56.7
Stock option exercises and other			69.4					2.1	85.6	155.0
Balance at June 30, 2020	1,660.6	$16.6	$7,780.0	$52,660.8	$(240.2)	$(56.0)	$(2,510.1)	(916.5)	$(67,114.2)	$(9,463.1)

For the six months ended June 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2020	1,660.6	$16.6	$7,903.6	$53,908.1	$(287.6)	$(111.3)	$(2,187.9)	(915.2)	$(67,066.4)	$(7,824.9)
Net income				3,756.5						3,756.5
Other comprehensive income (loss), net of tax					(15.2)	50.3	(19.5)			15.6
Comprehensive income										3,772.1
Common stock cash dividends ($2.58 per share)				(1,925.6)						(1,925.6)
Treasury stock purchases								(0.1)	(24.5)	(24.5)
Share-based compensation			63.8							63.8
Stock option exercises and other			78.6					1.5	52.5	131.1
Balance at June 30, 2021	1,660.6	$16.6	$8,046.0	$55,739.0	$(302.8)	$(61.0)	$(2,207.4)	(913.8)	$(67,038.4)	$(5,808.0)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2020	1,660.6	$16.6	$7,713.5	$53,106.7	$(242.5)	$(36.7)	$(2,717.2)	(917.1)	$(67,133.8)	$(9,293.4)
Net income				483.8						483.8
Other comprehensive income (loss), net of tax					2.3	(19.3)	207.1			190.1
Comprehensive income										673.9
Common stock cash dividends ($1.25 per share)				(929.7)						(929.7)
Treasury stock purchases								(0.1)	(2.3)	(2.3)
Share-based compensation			30.8							30.8
Stock option exercises and other			35.7					0.7	21.9	57.6
Balance at June 30, 2020	1,660.6	$16.6	$7,780.0	$52,660.8	$(240.2)	$(56.0)	$(2,510.1)	(916.5)	$(67,114.2)	$(9,463.1)

For the quarter ended June 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2021	1,660.6	$16.6	$7,959.1	$54,483.0	$(297.8)	$(73.2)	$(2,264.9)	(914.5)	$(67,058.3)	$(7,235.5)
Net income				2,219.3						2,219.3
Other comprehensive income (loss), net of tax					(5.0)	12.2	57.5			64.7
Comprehensive income										2,284.0
Common stock cash dividends ($1.29 per share)				(963.3)						(963.3)
Treasury stock purchases								—	(3.0)	(3.0)
Share-based compensation			36.5							36.5
Stock option exercises and other			50.4					0.7	22.9	73.3
Balance at June 30, 2021	1,660.6	$16.6	$8,046.0	$55,739.0	$(302.8)	$(61.0)	$(2,207.4)	(913.8)	$(67,038.4)	$(5,808.0)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2020 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2021 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2021	2020
Conventional franchised	21,519	21,822
Developmental licensed	7,753	7,685
Foreign affiliated	7,445	6,864
Total Franchised	36,717	36,371
Company-operated	2,679	2,649
Total Systemwide restaurants	39,396	39,020
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.5 million shares and 4.8 million shares for the quarters 2021 and 2020, respectively, and 5.4 million shares and 5.3 million shares for the six months 2021 and 2020, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 3.0 million shares and 2.8 million shares for the quarters 2021 and 2020, respectively, and 3.0 million shares and 2.8 million shares for the six months 2021 and 2020, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 will not have a material impact on the Company's condensed consolidated financial statements.

Income Taxes
The effective income tax rate was 6.6% and 25.4% for the quarters ended 2021 and 2020, respectively, and 13.2% and 24.0% for the six months ended 2021 and 2020, respectively. The tax rate for the quarter and six months ended 2021 included a benefit of $364 million related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate.

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
At June 30, 2021, the fair value of the Company’s debt obligations was estimated at $40.3 billion, compared to a carrying amount of $35.4 billion. The fair value was based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2021	December 31, 2020	Balance Sheet Classification	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$14.8		Accrued payroll and other liabilities	$(24.4)	$(64.5)
Interest rate	Prepaid expenses and other current assets	4.0		Accrued payroll and other liabilities
Foreign currency	Miscellaneous other assets	24.7	$5.6	Other long-term liabilities	(0.3)	(15.0)
Interest rate	Miscellaneous other assets	21.7	35.8	Other long-term liabilities
Total derivatives designated as hedging instruments		$65.2	$41.4		$(24.7)	$(79.5)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$202.1	$185.6	Accrued payroll and other liabilities	$—	$(8.6)
Foreign currency	Prepaid expenses and other current assets			Accrued payroll and other liabilities	(4.9)	(9.4)
Equity	Miscellaneous other assets
Total derivatives not designated as hedging instruments		$202.1	$185.6		$(4.9)	$(18.0)
Total derivatives		$267.3	$227.0		$(29.6)	$(97.5)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the six months ended June 30, 2021 and 2020, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2021	2020	2021	2020	2021	2020
Foreign currency	Nonoperating income/expense	$28.4	$16.4	$(33.7)	$16.4
Interest rate	Interest expense		(90.8)	(3.1)	(2.3)
Cash flow hedges		$28.4	$(74.4)	$(36.8)	$14.1

Foreign currency denominated debt	Nonoperating income/expense	$274.0	$91.3	$32.4
Foreign currency derivatives	Nonoperating income/expense	26.5	15.0
Foreign currency derivatives(1)	Interest expense					$7.3	$7.3
Net investment hedges		$300.5	$106.3	$32.4		$7.3	$7.3

Foreign currency	Nonoperating income/expense					$4.5	$(10.9)
Equity	Selling, general & administrative expenses					43.7	(23.6)
Equity	Other operating income/expense, net					(16.3)
Undesignated derivatives						$31.9	$(34.5)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At June 30, 2021, the carrying amount of fixed-rate debt that was effectively converted was $1.5 billion, which included an increase of $25.7 million of cumulative hedging adjustments. For the six months ended June 30, 2021, the Company recognized a $10.1 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
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
As of June 30, 2021, the Company had derivatives outstanding with an equivalent notional amount of $1.4 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at June 30, 2021, the $61.0 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third-party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2021, $11.6 billion of the Company's third-party foreign currency denominated debt and $1.0 billion of the Company's intercompany foreign currency denominated debt was designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2021 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2021, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020

Rents	$2,125.7	$1,314.9	$3,951.8	$2,983.1
Royalties	1,167.8	762.0	2,206.5	1,690.8
Initial fees	12.7	11.1	25.3	22.1
Revenues from franchised restaurants	$3,306.2	$2,088.0	$6,183.6	$4,696.0

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of June 30, 2021.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of June 30, 2021.
•International Developmental Licensed Markets & Corporate - comprised of primarily developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported in this segment. The segment is 98% franchised as of June 30, 2021.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2021	2020	2021	2020
Revenues
U.S.	$2,278.8	$1,758.6	$4,354.3	$3,629.6
International Operated Markets	3,078.7	1,612.5	5,634.9	4,016.8
International Developmental Licensed Markets & Corporate	530.4	390.4	1,023.3	829.5
Total revenues	$5,887.9	$3,761.5	$11,012.5	$8,475.9
Operating Income
U.S.	$1,267.5	$735.2	$2,393.0	$1,627.6
International Operated Markets	1,272.0	234.8	2,225.8	1,113.9
International Developmental Licensed Markets & Corporate *	151.6	(8.9)	353.6	(86.8)
Total operating income	$2,691.1	$961.1	$4,972.4	$2,654.7
*    Results included $98 million and $233 million for the quarter and six months, respectively, of net strategic gains primarily related to the sale of McDonald's Japan stock, which reduced the Company's total ownership by 3% for the quarter and 6% for the six months. As of June 30, 2021, the Company owned approximately 38% of McDonald's Japan. The proceeds were recorded within the other investing activities section of the Condensed Consolidated Statement of Cash Flows.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally-relevant menu of quality food and beverages in 119 countries. Of the 39,396 restaurants at June 30, 2021, 36,717 were franchised, which is 93% of McDonald's restaurants.
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
McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with entrepreneurial experience and financial resources, as well as the local, legal and regulatory environment in critical areas such as property ownership and franchising. The business relationship between McDonald’s and its independent franchisees is supported by adhering to standards and policies, including our newly defined Global Brand Standards, and is of fundamental importance to overall performance and to protecting the McDonald’s brand.
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
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company’s Other revenues are comprised of technology fees paid by franchisees, revenues from brand licensing arrangements and third-party revenues for the Dynamic Yield business.
COVID-19 resurgences throughout the quarter and six months have resulted in instances of government restrictions on restaurant operating hours, limited dine-in capacity and, in some cases, dining room closures. The Company has continued to follow the guidance of expert health authorities to apply the appropriate precautionary measures to protect the health and safety of our people and our customers and expects some operating restrictions in various markets so long as the COVID-19 pandemic continues.

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
While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets (primarily China and Japan) within the International Developmental Licensed Markets segment as well as a limited number of individual restaurants within the International Operated Markets segment, where the Company also has an equity investment and records its share of net results in Equity in earnings of unconsolidated affiliates.

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
Growth Pillars
The growth pillars, rooted in the Company’s identity, MCD, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, such as our Famous Orders platform, to effectively communicate the story of our brand, food and purpose. This focuses on enhancing digital capabilities that provide a more personal connection with customers. The Company is also committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand.
•Commit to the Core by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company is prioritizing chicken and beef offerings, as we expect they represent the largest growth opportunities. The Company recognizes there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites, such as the new Crispy Chicken Sandwich that launched in the U.S. at the end of February 2021. The Company is also implementing a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also see a significant opportunity with coffee, and markets are leveraging the McCafe brand, experience, value and quality to drive long-term growth.
•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine that provides a fast, easy experience for our customers. To unlock further growth, the Company is continuing to accelerate technology innovation so that, however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the first half of 2021, Systemwide sales from digital channels (which are comprised of the mobile app, delivery and kiosk) were nearly $8 billion across our top six markets, a 70% increase versus the first half of last year.
◦Digital: The Company’s digital experience growth engine, “MyMcDonald’s” is transforming its digital offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in. Through the digital tools across this platform, customers receive tailored offers, can participate in a loyalty program and order and receive McDonald's food through the channel of their choice. The Company already has successful loyalty programs in many markets around the world. In July, the Company launched its loyalty program “MyMcDonald’s Rewards” in the U.S. and expects to launch in Germany and Canada before the end of 2021, followed by the U.K. and Australia in 2022.
◦Delivery: Over the past three years, the Company has expanded the number of McDonald’s restaurants offering delivery to nearly 32,000 or 80% of its restaurants, and delivery sales have grown significantly. The Company is building on this progress and enhancing the delivery experience for customers by adding the ability to order on the McDonald’s app, which is already available in several markets around the world, and optimizing operations with a focus on speed and accuracy.
◦Drive Thru: The Company has drive thru locations in over 25,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. This channel will remain of heightened importance and we expect that it will become even more critical to meet customers’ demand for flexibility and choice. The Company is building on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.

The Company’s Strategy is underpinned by a relentless focus on running great restaurants to improve speed of service and enhance the customer experience. The Company believes this Strategy builds on our inherent strengths by harnessing our competitive advantages and investing in innovations that will enhance the customer experience and deliver long-term growth. To put even more emphasis on the customer experience, the Company announced in July 2021 the creation of a collaborative team that combines digital, marketing and operations with a focus on the end-to-end customer experience. The Company believes this enables us to deliver the seamless, omnichannel experience that our customers want and will transform the way they connect with and experience our brand.

Second Quarter and Six Months 2021 Financial Performance
Global comparable sales increased 40.5% for the quarter and 22.6% for the six months.
•U.S. comparable sales increased 25.9% for the quarter and 19.7% for the six months. Comparable sales results for both periods benefited from strong average check growth driven by larger order sizes and menu price increases. Strong national menu and marketing offerings, as well as growth in delivery and digital platforms, also contributed to the comparable sales growth.
•International Operated Markets segment comparable sales increased 75.1% for the quarter and 30.7% for the six months. Results for the quarter and six months reflected strong positive comparable sales in the U.K. and France due to significantly fewer restaurant closures and the continued easing of COVID-19 restrictions.
•International Developmental Licensed Markets segment comparable sales increased 32.3% for the quarter and 18.0% for the six months. Both periods reflected strong comparable sales in Japan and China, while the quarter also benefited from strong comparable sales in Brazil.
In addition to the comparable sales results, the Company had the following financial results for the quarter and six months 2021:
•Consolidated revenues increased 57% (49% in constant currencies) for the quarter and 30% (25% in constant currencies) for the six months.
•Systemwide sales increased 48% (42% in constant currencies) for the quarter and 29% (24% in constant currencies) for the six months.
•Consolidated operating income increased $1,730 million for the quarter and $2,318 million for the six months. Results included $98 million and $233 million of net strategic gains for the quarter and six months, respectively, primarily related to the sale of McDonald's Japan stock.
•Diluted earnings per share was $2.95 for the quarter and $5.00 for the six months. Refer to the Net Income and Diluted Earnings per Share section on page 21 for additional details.
Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as material regulatory and other income tax impacts, and bases incentive compensation plans on these results because the Company believes this better represents underlying business trends.

The Following Definitions Apply to these Terms as Used Throughout this Form 10-Q:
•Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as material regulatory and other income tax impacts, and bases incentive compensation plans on these results because the Company believes this better represents underlying business trends.
•Comparable sales are compared to the same period in the prior year and represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction and natural disasters (including restaurants temporarily closed due to COVID-19). Comparable sales exclude the impact of currency translation and the sales of any market considered hyper-inflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
•Comparable guest counts represent the number of transactions at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed.
•Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
•Free cash flow, defined as cash provided by operations less capital expenditures, and free cash flow conversion rate, defined as free cash flow divided by net income (excluding the effect of impairment and other strategic charges and gains, as well as material regulatory and other income tax impacts), are measures reviewed by management in order to evaluate the Company’s ability to convert net profits into cash resources, after reinvesting in the core business, that can be used to pursue opportunities to enhance shareholder value.

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2021		June 30, 2021
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,488.7	56%	$4,650.2	28%
Revenues from franchised restaurants	3,306.2	58	6,183.6	32
Other revenues	93.0	17	178.7	11
Total revenues	5,887.9	57	11,012.5	30
Operating costs and expenses
Company-operated restaurant expenses	2,021.0	40	3,838.6	20
Franchised restaurants-occupancy expenses	579.1	10	1,150.6	7
Other restaurant expenses	68.3	8	135.5	5
Selling, general & administrative expenses
Depreciation and amortization	83.1	17	159.1	10
Other	572.4	(1)	1,062.8	(3)
Other operating (income) expense, net	(127.1)	n/m	(306.5)	n/m
Total operating costs and expenses	3,196.8	14	6,040.1	4
Operating income	2,691.1	n/m	4,972.4	87
Interest expense	296.5	(7)	596.5	0
Nonoperating (income) expense, net	18.6	n/m	47.2	n/m
Income before provision for income taxes	2,376.0	n/m	4,328.7	n/m
Provision for income taxes	156.7	(5)	572.2	14
Net income	$2,219.3	n/m	$3,756.5	n/m
Earnings per common share-basic	$2.97	n/m	$5.03	n/m
Earnings per common share-diluted	$2.95	n/m	$5.00	n/m
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2021	2020	2021
Revenues	$5,887.9	$3,761.5	$279.2
Company-operated margins	467.7	145.3	23.7
Franchised margins	2,727.1	1,563.5	128.2
Selling, general & administrative expenses	655.5	647.0	(15.4)
Operating income	2,691.1	961.1	134.7
Net income	2,219.3	483.8	99.2
Earnings per share-diluted	$2.95	$0.65	$0.13

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2021	2020	2021
Revenues	$11,012.5	$8,475.9	$434.0
Company-operated margins	811.6	418.3	35.5
Franchised margins	5,033.0	3,617.3	209.1
Selling, general & administrative expenses	1,221.9	1,236.8	(26.7)
Operating income	4,972.4	2,654.7	216.8
Net income	3,756.5	1,590.7	143.3
Earnings per share-diluted	$5.00	$2.12	$0.19
•The impact of foreign currency translation on consolidated operating results for the quarter and six months primarily reflected the strengthening of the Euro, British Pound and Australian Dollar.

Net Income and Diluted Earnings per Share
For the quarter, net income was $2,219.3 million, and diluted earnings per share was $2.95. Foreign currency translation had a positive impact of $0.13 on diluted earnings per share.
For the six months, net income was $3,756.5 million, and diluted earnings per share was $5.00. Foreign currency translation had a positive impact of $0.19 on diluted earnings per share.
Results for the quarter and six months reflected stronger operating performance across all segments due to higher sales-driven restaurant margins as a result of fewer restaurant closures and the easing of COVID-19 restrictions compared with the prior year.
Results for the quarter included the following:
•Net pre-tax strategic gains of $98 million, or $0.10 per share, primarily related to the sale of McDonald's Japan stock
•$364 million, or $0.48 per share, of income tax benefits related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate
Results for the six months included the following:
•Net pre-tax strategic gains of $233 million, or $0.23 per share, primarily related to the sale of McDonald's Japan stock
•$364 million, or $0.48 per share, of income tax benefits related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate

EARNINGS PER SHARE-DILUTED RECONCILIATION

	Quarters Ended June 30,						Six Months Ended June 30,
	2021	2020	Inc/ (Dec)		Inc/ (Dec) Excluding Currency Translation		2021	2020	Inc/ (Dec)		Inc/ (Dec) Excluding Currency Translation
GAAP earnings per share-diluted	$2.95	$0.65	n/m	%	n/m	%	$5.00	$2.12	n/m	%	n/m	%
Strategic (gains) charges	(0.10)	0.01					(0.23)	0.01
Income tax benefits	(0.48)	—					(0.48)	—
Non-GAAP earnings per share-diluted	$2.37	$0.66	n/m	%	n/m	%	$4.29	$2.13	n/m	%	n/m	%

n/m Not meaningful
Excluding the strategic gains and income tax benefits, net income was $1,784.8 million and diluted earnings per share was $2.37 for the quarter, and net income was $3,223.1 million and diluted earnings per share was $4.29 for the six months.
In the second quarter, the Company paid a quarterly dividend of $1.29 per share, or $963.3 million, bringing total dividends paid for the six months to $1.9 billion.

Revenues
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand, and third-party revenues for the Dynamic Yield business.
Franchised restaurants represented 93% of McDonald's restaurants worldwide at June 30, 2021. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.
COVID-19 resurgences throughout the quarter and six months have resulted in instances of government restrictions on restaurant operating hours, limited dine-in capacity and, in some cases, dining room closures. The Company has continued to follow the guidance of expert health authorities to apply the appropriate precautionary measures to protect the health and safety of our people and our customers and expects some operating restrictions in various markets so long as the COVID-19 pandemic continues.

REVENUES
Dollars in millions
Quarters Ended June 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$668.2	$551.8	21%	21%
International Operated Markets	1,635.3	882.8	85	73
International Developmental Licensed Markets & Corporate	185.2	159.1	16	7
Total	$2,488.7	$1,593.7	56%	49%
Franchised revenues
U.S.	$1,567.7	$1,165.2	35%	35%
International Operated Markets	1,410.5	706.5	100	79
International Developmental Licensed Markets & Corporate	328.0	216.3	52	46
Total	$3,306.2	$2,088.0	58%	51%
Total Company-operated sales and Franchised revenues
U.S.	$2,235.9	$1,717.0	30%	30%
International Operated Markets	3,045.8	1,589.3	92	76
International Developmental Licensed Markets & Corporate	513.2	375.4	37	29
Total	$5,794.9	$3,681.7	57%	50%

Total Other revenues	$93.0	$79.8	17%	12%

Total Revenues	$5,887.9	$3,761.5	57%	49%
Six Months Ended June 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,286.5	$1,131.0	14%	14%
International Operated Markets	3,015.0	2,188.1	38	31
International Developmental Licensed Markets & Corporate	348.7	300.4	16	7
Total	$4,650.2	$3,619.5	28%	24%
Franchised revenues
U.S.	$2,988.2	$2,415.9	24%	24%
International Operated Markets	2,554.9	1,780.5	43	30
International Developmental Licensed Markets & Corporate	640.5	499.6	28	25
Total	$6,183.6	$4,696.0	32%	26%
Total Company-operated sales and Franchised revenues
U.S.	$4,274.7	$3,546.9	21%	21%
International Operated Markets	5,569.9	3,968.6	40	31
International Developmental Licensed Markets & Corporate	989.2	800.0	24	18
Total	$10,833.8	$8,315.5	30%	25%

Total Other revenues	$178.7	$160.4	11%	8%

Total Revenues	$11,012.5	$8,475.9	30%	25%
•Total Company-operated sales and franchised revenues increased 57% (50% in constant currencies) for the quarter and 30% (25% in constant currencies) for the six months. Both periods reflected strong sales performance in the International Operated Markets segment driven by the U.K., France and Russia, as well as in the U.S., as government-imposed COVID-19 restrictions were gradually lifted. Both periods also reflected strong sales performance in the International Developmental Licensed Markets driven by China.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2021 and 2020:

	Increase/(Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
U.S.	25.9%	(8.7)%	19.7%	(4.5)%
International Operated Markets	75.1	(41.4)	30.7	(24.8)
International Developmental Licensed Markets & Corporate	32.3	(24.2)	18.0	(14.4)
Total	40.5%	(23.9)%	22.6%	(14.0)%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarters and six months ended June 30, 2021:

SYSTEMWIDE SALES*
	Quarter Ended June 30, 2021		Six Months Ended June 30, 2021
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	25%	25%	19%	19%
International Operated Markets	97	78	45	33
International Developmental Licensed Markets & Corporate	42	37	25	21
Total	48%	42%	29%	24%
*    Unlike comparable sales, the Company has not excluded sales from hyper-inflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$11,174.9	$8,889.9	26%	26%
International Operated Markets	8,351.0	4,184.9	100	79
International Developmental Licensed Markets & Corporate	6,266.2	4,381.7	43	38
Total	$25,792.1	$17,456.5	48%	42%

Ownership type
Conventional franchised	$19,428.6	$13,051.1	49%	42%
Developmental licensed	3,565.2	2,056.9	73	66
Foreign affiliated	2,798.3	2,348.5	19	16
Total	$25,792.1	$17,456.5	48%	42%

Six Months Ended June 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$21,264.7	$17,763.6	20%	20%
International Operated Markets	15,231.6	10,377.6	47	33
International Developmental Licensed Markets & Corporate	12,314.2	9,828.7	25	22
Total	$48,810.5	$37,969.9	29%	24%

Ownership type
Conventional franchised	$36,336.2	$28,037.5	30%	24%
Developmental licensed	6,845.4	5,284.9	30	27
Foreign affiliated	5,628.9	4,647.5	21	17
Total	$48,810.5	$37,969.9	29%	24%

Restaurant Margins
Franchised restaurant margins are measured as revenues from franchised restaurants less franchised restaurant occupancy costs. Franchised revenues include rent and royalties based on a percent of sales, and initial fees. Franchised restaurant occupancy costs include lease expense and depreciation, as the Company generally owns or secures a long-term lease on the land and building for the restaurant location.
Company-operated restaurant margins are measured as sales from Company-operated restaurants less costs for food & paper, payroll & employee benefits and occupancy & other operating expenses necessary to run an individual restaurant. Company-operated margins exclude costs that are not allocated to individual restaurants, primarily payroll & employee benefit costs of non-restaurant support staff, which are included in selling, general and administrative expenses.

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2021	2020
Franchised
U.S.	$1,275.8	$882.7	45%	45%
International Operated Markets	1,129.5	470.5	n/m	n/m
International Developmental Licensed Markets & Corporate	321.8	210.3	53	47
Total	$2,727.1	$1,563.5	74%	66%
Company-operated
U.S.	$148.1	$83.3	78%	78%
International Operated Markets	312.1	57.1	n/m	n/m
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$467.7	$145.3	n/m	n/m
Total restaurant margins
U.S.	$1,423.9	$966.0	47%	47%
International Operated Markets	1,441.6	527.6	n/m	n/m
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,194.8	$1,708.8	87%	78%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2021	2020
Franchised
U.S.	$2,406.9	$1,844.0	31%	31%
International Operated Markets	1,998.1	1,285.8	55	40
International Developmental Licensed Markets & Corporate	628.0	487.5	29	25
Total	$5,033.0	$3,617.3	39%	33%
Company-operated
U.S.	$273.2	$163.8	67%	67%
International Operated Markets	530.1	254.8	n/m	94
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$811.6	$418.3	94%	86%
Total restaurant margins
U.S.	$2,680.1	$2,007.8	33%	33%
International Operated Markets	2,528.2	1,540.6	64	49
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$5,844.6	$4,035.6	45%	39%
n/m Not meaningful
•Total restaurant margins increased $1,486.0 million or 87% (78% in constant currencies) for the quarter and $1,809.0 million or 45% (39% in constant currencies) for the six months, primarily due to strong sales performance across all segments. Franchised margins represented over 85% of restaurant margin dollars for the quarter and six months.
•U.S. franchised margins for both periods reflected higher depreciation costs related to investments in restaurant modernization and the comparison to prior year support provided for marketing to accelerate recovery and drive growth.

•Total restaurant margins included $379.0 million and $755.6 million of depreciation and amortization expense for the quarter and six months, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $8.5 million or 1% (decreased 1% in constant currencies) for the quarter and decreased $14.9 million or 1% (3% in constant currencies) for the six months. Both periods reflected a benefit from the comparison to incremental marketing contributions in the prior year, partly offset by higher incentive-based compensation and higher costs for investments in restaurant technology.
•Selling, general and administrative expenses as a percent of Systemwide sales was 2.3% and 3.0% for the six months ended 2021 and 2020, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gains on sales of restaurant businesses	$(27.1)	$(0.3)	$(44.7)	$(2.8)
Equity in earnings of unconsolidated affiliates	(42.8)	(4.5)	(77.9)	(19.2)
Asset dispositions and other (income) expense, net	40.6	110.0	49.1	184.4
Impairment and other charges (gains), net	(97.8)	12.0	(233.0)	13.3
Total	$(127.1)	$117.2	$(306.5)	$175.7
•Gains on sales of restaurant businesses increased for the quarter and six months due to a higher number of restaurant sales, primarily in the U.S. and Australia.
•Equity in earnings of unconsolidated affiliates increased for the quarter and six months due to recovery from the impact of COVID-19 in the prior year.
•Asset dispositions and other expense, net decreased for the quarter and six months. Prior year results reflected increased reserves for bad debts related to COVID-19 of $45 million for the quarter and $92 million for the six months. Prior year results for both periods also reflected $31 million of payments to distribution centers for obsolete inventory to support franchisee liquidity.
•Impairment and other charges (gains), net for the quarter and six months 2021 reflected $98 million and $233 million, respectively, primarily due to strategic gains related to the sale of McDonald’s Japan stock, which reduced the Company's total ownership by 3% for the quarter and 6% for the six months. As of June 30, 2021, the Company owned approximately 38% of McDonald's Japan. Results for the quarter and six months 2020 reflected the write-off of impaired software of $12 million and $26 million, respectively. The six months 2020 was partly offset by $13 million of income primarily comprised of a reversal of a reserve associated with the Company's sale of its business in the India Delhi market.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended June 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,267.5	$735.2	72%	72%
International Operated Markets	1,272.0	234.8	n/m	n/m
International Developmental Licensed Markets & Corporate	151.6	(8.9)	n/m	n/m
Total	$2,691.1	$961.1	n/m	n/m

Six Months Ended June 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,393.0	$1,627.6	47%	47%
International Operated Markets	2,225.8	1,113.9	100	81
International Developmental Licensed Markets & Corporate	353.6	(86.8)	n/m	n/m
Total	$4,972.4	$2,654.7	87%	79%

Operating margin	45.2%	31.3%
Non-GAAP operating margin	43.0%	31.5%

n/m Not meaningful
•Operating Income: Operating income increased to $2,691.1 million for the quarter and $4,972.4 million for the six months. Results included $98 million and $233 million for the quarter and six months, respectively, of net strategic gains primarily related to the sale of McDonald's Japan stock.
•U.S.: The operating income increase for the quarter and six months was driven by strong sales performance and higher gains on sales of restaurant businesses in the current year.
•International Operated Markets: The operating income increase for the quarter and six months was driven by strong sales performance, primarily in the U.K. and France.
•International Developmental Licensed Markets & Corporate: Excluding the strategic gains, results for the quarter and six months reflected strong sales performance driven by Japan and China and the benefit from comparisons to prior year reserves for bad debts, partly offset by higher Corporate general and administrative expenses due to increased incentive-based compensation in the current year.
•Operating Margin: Operating margin is defined as operating income as a percent of total revenues. The contributions to operating margin differ by segment due to each segment's ownership structure, primarily due to the relative percentage of franchised versus Company-operated restaurants. Additionally, temporary restaurant closures, which vary by segment, impact the contribution of each segment to the consolidated operating margin.
Excluding the strategic gains, the increase in operating margin percent for the quarter and six months was driven by stronger sales performance and higher other operating income.

Interest Expense
•Interest expense decreased 7% (9% in constant currencies) for the quarter and was flat (decreased 2% in constant currencies) for the six months, primarily due to lower average debt balances partly offset by the impact of foreign currency translation and higher average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income	$(2.4)	$(5.0)	$(4.2)	$(10.4)
Foreign currency and hedging activity	19.1	(0.6)	39.4	(18.4)
Other expense, net	1.9	(1.1)	12.0	(9.2)
Total	$18.6	$(6.7)	$47.2	$(38.0)

Income Taxes
•The effective income tax rate was 6.6% and 25.4% for the quarters ended 2021 and 2020, respectively, and 13.2% and 24.0% for the six months ended 2021 and 2020, respectively.
•Excluding a benefit of $364 million related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate and the tax impact of the strategic gains, the non-GAAP effective income tax rate was 21.7% for the quarter and 21.3% for the six months.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $3.9 billion and exceeded capital expenditures by $3.0 billion for the six months 2021. Cash provided by operations increased $2.5 billion compared with the six months 2020, primarily due to improved operating results and changes in working capital, partly offset by higher income tax payments.
Cash used for investing activities totaled $658.1 million for the six months 2021, a decrease of $256.9 million compared with the six months 2020. The decrease was primarily due to current year proceeds received from the sale of McDonald's Japan stock.
Cash used for financing activities totaled $3.6 billion for the six months 2021, which included $1.7 billion in debt repayments. Cash provided by financing activities totaled $2.0 billion for the six months 2020 due to long-term debt issuances of $5.5 billion, which were used to bolster our cash position in anticipation of the adverse macroeconomic and business conditions associated with COVID-19.

Outlook for 2021
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2021.
•The Company expects 2021 Systemwide sales growth, in constant currencies, in the mid-to-high teens, and expects net restaurant unit expansion to contribute about 1% to 2021 Systemwide sales growth.
•The Company expects operating margin percent to be in the low-to-mid 40% range.
•The Company expects full year 2021 selling, general and administrative expenses of approximately 2.4% of Systemwide sales.
•Based on current interest and foreign currency exchange rates, the Company expects full year 2021 interest expense to decrease about 1% to 3% due primarily to lower average debt balances as the Company expects to reduce current debt levels to return to pre-COVID-19 leverage ratios.
•The Company expects the effective income tax rate for the second half of 2021 to be in the 21% to 23% range. Some volatility may result in a quarterly tax rate outside of this range.
•The Company expects 2021 capital expenditures to be approximately $2.3 billion, about half of which will be directed towards new unit expansion across the U.S. and International Operated Markets.
In 2021, about $1.1 billion will be dedicated to our U.S. business, about $550 million of which will be allocated to about 1,300 restaurant modernization projects. Globally, the Company expects to open over 1,300 restaurants. We will open over 450 restaurants in the U.S. and International Operated Markets segments, and our developmental licensee and affiliates will contribute capital towards over 850 restaurant openings in their respective markets. Additionally, the U.S. expects to close roughly 325 restaurants in 2021, a majority of which are lower sales volume McDonald's in Walmart locations. The Company expects about 650 net restaurant additions in 2021.
•The Company expects to achieve a free cash flow conversion rate greater than 90%.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Part I, Item 1, page 9 of this Form 10-Q.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report includes forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the date the statement is made. Except as required by law, we do not undertake to update such forward-looking statements. Our business results are subject to a variety of risks, including those that are reflected in the following considerations and risks, as well as elsewhere in our filings with the SEC. The considerations and risks that follow are organized within relevant headings but may be relevant to other headings as well. If any of these considerations or risks materialize, our expectations (or the underlying assumptions) may change and our performance may be adversely affected. You should not rely unduly on forward-looking statements.
GLOBAL PANDEMIC
The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations since early 2020. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and we expect will continue to cause, consumer behavior to change and worsening or volatile economic conditions in certain markets, each of which could continue to adversely affect our business. In addition, our global operations have been disrupted to varying degrees in different markets and may continue to be disrupted to varying degrees given the unpredictability of the virus, its resurgences and variants and government responses thereto as well as potentially permanent changes to the industry in which we operate. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections or the emergence of new variants in one or more markets, the availability or acceptance of vaccines or vaccination rates across the globe, the COVID-19 pandemic has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.
The COVID-19 pandemic may also heighten other risks disclosed in these Risk Factors, such as, but not limited to, those related to consumer behavior, consumer perceptions of our brand, competition, supply chain interruptions, commodity costs and labor availability and cost.
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
•Accelerate technology investments for a fast and easy customer experience;
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
Our investments to enhance the customer experience, including through technology, may not generate the expected results.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, digital engagement and delivery, in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which may not generate expected results. We also continue to offer and refine our delivery initiatives, including through growing awareness and trial. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction, and may introduce additional food quality and customer satisfaction risks. If these customer experience initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.

We face intense competition in our markets, which could hurt our business.
We compete primarily in the IEO segment, which is highly competitive. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores and coffee shops as well as online retailers. We expect our environment to continue to be highly competitive, and our results in any particular reporting period may be impacted by a contracting IEO segment or by new or continuing actions, product offerings or consolidation of our competitors and third-party partners, which may have a short- or long-term impact on our results.
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
We may also face challenges and uncertainties in developed markets. For example, the U.K.’s exit from the European Union has caused increased regulatory complexities and uncertainty in European economic conditions, and it is possible that it may also cause uncertainty in worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue, and may result in increased supply chain costs for items that are imported from other countries. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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
Our success depends in part on our System’s ability to proactively recruit, motivate and retain qualified individuals to work in McDonald’s restaurants and to maintain appropriately-staffed restaurants in an intensely competitive labor market. If we or our franchisees are unable to adequately staff McDonald's restaurants, it could negatively impact our operations, including speed of service to customers, and customer satisfaction levels. The System’s ability to meet its labor needs is generally subject to external factors, including the availability of sufficient workforce in the markets in which we operate, unemployment levels in those markets and prevailing wage rates.
Further, increased costs and competition associated with recruiting, motivating and retaining qualified employees to work in our Company-operated restaurants, as well as costs to promote awareness of the opportunities of working at our restaurants, could have a negative impact on our Company-operated margins. Similar concerns apply to our franchisees’ profitability.
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Claims of non-compliance with these regulations could result in liability and expense to us. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers, including those giving rise to claims of harassment or discrimination (or perceptions thereof) or workplace safety could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or the franchisees and suppliers that are also part of the McDonald’s System and whose performance may have a material impact on our results.

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
We are increasingly reliant upon technology systems, such as point-of-sale, technologies supporting McDonald’s digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our operations, our franchisees’ operations, or our customers’ experience and perceptions.
Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees), or those of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. These technology systems contain personal, financial and other information that is entrusted to us by our customers, our employees, our franchisees, our business customers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, theft or unauthorized disclosure of personal, financial, proprietary or other confidential information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
We also provide certain technology systems to businesses that are unaffiliated with the McDonald’s System and a failure, interruption or breach of these systems may cause harm to those unaffiliated parties, which may result in liability to the Company or reputational harm.
Despite the implementation of security measures, any of these technology systems could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. Certain technology systems may also become vulnerable, unreliable or inefficient in cases where technology vendors limit or terminate product support and maintenance. Our increasing reliance on third-party systems also subjects us to risks faced by the third-party’s business, including the operational, security and credit risks of those parties. If technology systems were to fail or otherwise be unavailable, or if business continuity or disaster recovery plans were not effective, and we were unable to recover in a timely manner, we could experience an interruption in our or our franchisees’ operations.

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
A judgment significantly in excess of any applicable insurance coverage or third-party indemnity could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from claims may hurt our business. If we are unable to effectively manage the risks associated with our complex regulatory and legal environment, it could have a material adverse effect on our business and financial condition.
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
Our results of operations are substantially affected by economic conditions, including inflationary pressures, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors including hostilities, epidemics, pandemics and actions taken by governments to manage national and international economic matters, whether through austerity, stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Sustained adverse economic conditions or periodic adverse changes in economic conditions in our markets could pressure our operating performance and our business continuity disruption planning, and our business and financial results may suffer.
Our results of operations are also affected by fluctuations in currency exchange rates and unfavorable currency fluctuations could adversely affect reported earnings.
Changes in commodity and other operating costs could adversely affect our results of operations.
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities and distribution, and other operating costs, including labor. Any volatility in certain commodity prices or fluctuation in labor costs could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef and chicken, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls and government regulation, all of which are beyond our control and, in many instances, unpredictable. Our System can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2021. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The Company's management, including the CEO and CFO, confirm there was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2021	2,430	$230.82	2,430	$14,103,786,081
May 1-31, 2021	5,891	229.22	5,891	14,102,435,744
June 1-30, 2021	4,435	231.49	4,435	14,101,409,092
Total	12,756	$230.31	12,756
*    Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

(1)On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding common stock. The Company did not repurchase any shares in the open market during the quarter. Therefore, the table above reflects only shares withheld for taxes under the Company’s equity compensation program.

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
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.**

(v) Form of Executive Time-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, filed herewith.**

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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	August 4, 2021	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer