Form 10-Q
period 2021-09-30
MCDONALDS CORP
filed 2021-11-02
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
747,245,427
(Number of shares of common stock
outstanding as of 9/30/2021)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and equivalents	$4,305.8	$3,449.1
Accounts and notes receivable	1,828.5	2,110.3
Inventories, at cost, not in excess of market	50.1	51.1
Prepaid expenses and other current assets	611.5	632.7
Total current assets	6,795.9	6,243.2
Other assets
Investments in and advances to affiliates	1,171.4	1,297.2
Goodwill	2,744.2	2,773.1
Miscellaneous	4,057.9	3,527.4
Total other assets	7,973.5	7,597.7
Lease right-of-use asset, net	13,528.9	13,827.7
Property and equipment
Property and equipment, at cost	41,423.7	41,476.5
Accumulated depreciation and amortization	(16,995.0)	(16,518.3)
Net property and equipment	24,428.7	24,958.2
Total assets	$52,727.0	$52,626.8
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$772.6	$741.3
Dividends payable	1,027.3	—
Lease liability	701.5	701.5
Income taxes	259.7	741.1
Other taxes	253.5	227.0
Accrued interest	312.2	388.4
Accrued payroll and other liabilities	1,268.8	1,138.3
Current maturities of long-term debt	500.0	2,243.6
Total current liabilities	5,095.6	6,181.2
Long-term debt	34,628.0	35,196.8
Long-term lease liability	12,986.6	13,321.3
Long-term income taxes	1,878.9	1,970.7
Deferred revenues - initial franchise fees	720.1	702.0
Other long-term liabilities	1,046.6	1,054.1
Deferred income taxes	2,046.2	2,025.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,125.8	7,903.6
Retained earnings	55,897.7	53,908.1
Accumulated other comprehensive income (loss)	(2,663.2)	(2,586.8)
Common stock in treasury, at cost; 913.4 and 915.2 million shares	(67,051.9)	(67,066.4)
Total shareholders’ equity (deficit)	(5,675.0)	(7,824.9)
Total liabilities and shareholders’ equity (deficit)	$52,727.0	$52,626.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2021	2020	2021	2020
Revenues
Sales by Company-operated restaurants	$2,598.4	$2,286.4	$7,248.6	$5,905.9
Revenues from franchised restaurants	3,510.2	3,044.8	9,693.8	7,740.8
Other revenues	92.7	86.9	271.4	247.3
Total revenues	6,201.3	5,418.1	17,213.8	13,894.0
Operating costs and expenses
Company-operated restaurant expenses	2,108.4	1,876.3	5,947.0	5,077.5
Franchised restaurants-occupancy expenses	592.6	567.9	1,743.2	1,646.6
Other restaurant expenses	68.9	69.2	204.4	198.0
Selling, general & administrative expenses
Depreciation and amortization	84.1	75.8	243.2	220.3
Other	559.6	454.7	1,622.4	1,547.0
Other operating (income) expense, net	(198.8)	(152.2)	(505.3)	23.5
Total operating costs and expenses	3,214.8	2,891.7	9,254.9	8,712.9
Operating income	2,986.5	2,526.4	7,958.9	5,181.1
Interest expense	293.7	310.1	890.2	909.2
Nonoperating (income) expense, net	1.4	(0.8)	48.6	(38.8)
Income before provision for income taxes	2,691.4	2,217.1	7,020.1	4,310.7
Provision for income taxes	541.5	454.5	1,113.7	957.4
Net income	$2,149.9	$1,762.6	$5,906.4	$3,353.3
Earnings per common share-basic	$2.88	$2.37	$7.91	$4.50
Earnings per common share-diluted	$2.86	$2.35	$7.86	$4.47
Dividends declared per common share	$2.67	$1.25	$5.25	$3.75
Weighted-average shares outstanding-basic	747.1	744.5	746.5	744.4
Weighted-average shares outstanding-diluted	752.6	750.0	751.9	749.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Net income	$2,149.9	$1,762.6	$5,906.4	$3,353.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(132.8)	56.6	(172.7)	(202.5)
Reclassification of (gain) loss to net income	14.3	9.0	34.7	9.0
Foreign currency translation adjustments-net of tax benefit (expense) of ($66.1), $116.8, ($133.7) and $67.6	(118.5)	65.6	(138.0)	(193.5)
Cash flow hedges:
Gain (loss) recognized in AOCI	26.8	(27.1)	48.7	(84.2)
Reclassification of (gain) loss to net income	4.0	5.1	32.4	(5.8)
Cash flow hedges-net of tax benefit (expense) of ($9.2), $6.6, ($24.1) and $27.1	30.8	(22.0)	81.1	(90.0)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.1	0.5	0.9	(2.0)
Reclassification of (gain) loss to net income	(4.4)	3.4	(20.4)	9.4
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $0.1 and $0.5	(4.3)	3.9	(19.5)	7.4
Total other comprehensive income (loss), net of tax	(92.0)	47.5	(76.4)	(276.1)
Comprehensive income	$2,057.9	$1,810.1	$5,830.0	$3,077.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Operating activities
Net income	$2,149.9	$1,762.6	$5,906.4	$3,353.3
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	469.2	440.1	1,386.5	1,287.1
Deferred income taxes	(45.8)	(38.0)	(416.2)	196.3
Share-based compensation	34.1	7.3	97.9	64.0
Other	(163.6)	(56.8)	(364.8)	(25.5)
Changes in working capital items	174.0	824.3	(134.8)	(602.8)
Cash provided by operations	2,617.8	2,939.5	6,475.0	4,272.4
Investing activities
Capital expenditures	(501.5)	(390.2)	(1,352.8)	(1,177.7)
Purchases of restaurant businesses	(28.6)	(6.7)	(116.7)	(50.0)
Sales of restaurant businesses	60.1	8.0	141.9	35.5
Sales of property	41.3	0.2	97.9	17.8
Other	43.8	120.8	186.7	(8.5)
Cash used for investing activities	(384.9)	(267.9)	(1,043.0)	(1,182.9)
Financing activities
Net short-term borrowings	(0.3)	(993.4)	7.6	(885.7)
Long-term financing issuances	—	2.8	—	5,543.0
Long-term financing repayments	(0.4)	(451.5)	(1,739.4)	(1,414.1)
Treasury stock purchases	(17.7)	(0.7)	(42.2)	(905.6)
Common stock dividends	(963.9)	(930.9)	(2,889.5)	(2,791.3)
Proceeds from stock option exercises	66.6	105.3	198.6	262.3
Other	(11.7)	(0.1)	(32.7)	(122.0)
Cash used for financing activities	(927.4)	(2,268.5)	(4,497.6)	(313.4)
Effect of exchange rates on cash and cash equivalents	(49.1)	25.0	(77.7)	9.2
Cash and equivalents increase	1,256.4	428.1	856.7	2,785.3
Cash and equivalents at beginning of period	3,049.4	3,255.7	3,449.1	898.5
Cash and equivalents at end of period	$4,305.8	$3,683.8	$4,305.8	$3,683.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2019	1,660.6	$16.6	$7,653.9	$52,930.5	$(243.7)	$12.0	$(2,251.0)	(914.3)	$(66,328.6)	$(8,210.3)
Net income				3,353.3						3,353.3
Other comprehensive income (loss), net of tax					7.4	(90.0)	(193.5)			(276.1)
Comprehensive income										3,077.2
Common stock cash dividends ($3.75 per share)				(2,791.3)						(2,791.3)
Treasury stock purchases								(4.3)	(871.9)	(871.9)
Share-based compensation			64.0							64.0
Stock option exercises and other			136.8					3.1	123.4	260.2
Balance at September 30, 2020	1,660.6	$16.6	$7,854.7	$53,492.5	$(236.3)	$(78.0)	$(2,444.5)	(915.5)	$(67,077.1)	$(8,472.1)

For the nine months ended September 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2020	1,660.6	$16.6	$7,903.6	$53,908.1	$(287.6)	$(111.3)	$(2,187.9)	(915.2)	$(67,066.4)	$(7,824.9)
Net income				5,906.4						5,906.4
Other comprehensive income (loss), net of tax					(19.5)	81.1	(138.0)			(76.4)
Comprehensive income										5,830.0
Common stock cash dividends ($5.25 per share)				(3,916.8)						(3,916.8)
Treasury stock purchases								(0.2)	(59.0)	(59.0)
Share-based compensation			97.9							97.9
Stock option exercises and other			124.3					2.0	73.5	197.8
Balance at September 30, 2021	1,660.6	$16.6	$8,125.8	$55,897.7	$(307.1)	$(30.2)	$(2,325.9)	(913.4)	$(67,051.9)	$(5,675.0)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2020
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2020	1,660.6	$16.6	$7,780.0	$52,660.8	$(240.2)	$(56.0)	$(2,510.1)	(916.5)	$(67,114.2)	$(9,463.1)
Net income				1,762.6						1,762.6
Other comprehensive income (loss), net of tax					3.9	(22.0)	65.6			47.5
Comprehensive income										1,810.1
Common stock cash dividends ($1.25 per share)				(930.9)						(930.9)
Treasury stock purchases								—	(0.7)	(0.7)
Share-based compensation			7.3							7.3
Stock option exercises and other			67.4					1.0	37.8	105.2
Balance at September 30, 2020	1,660.6	$16.6	$7,854.7	$53,492.5	$(236.3)	$(78.0)	$(2,444.5)	(915.5)	$(67,077.1)	$(8,472.1)

For the quarter ended September 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2021	1,660.6	$16.6	$8,046.0	$55,739.0	$(302.8)	$(61.0)	$(2,207.4)	(913.8)	$(67,038.4)	$(5,808.0)
Net income				2,149.9						2,149.9
Other comprehensive income (loss), net of tax					(4.3)	30.8	(118.5)			(92.0)
Comprehensive income										2,057.9
Common stock cash dividends ($2.67 per share)				(1,991.2)						(1,991.2)
Treasury stock purchases								(0.1)	(34.5)	(34.5)
Share-based compensation			34.1							34.1
Stock option exercises and other			45.7					0.5	21.0	66.7
Balance at September 30, 2021	1,660.6	$16.6	$8,125.8	$55,897.7	$(307.1)	$(30.2)	$(2,325.9)	(913.4)	$(67,051.9)	$(5,675.0)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2020 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2021 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2021	2020
Conventional franchised	21,552	21,781
Developmental licensed	7,795	7,660
Foreign affiliated	7,639	6,997
Total Franchised	36,986	36,438
Company-operated	2,690	2,658
Total Systemwide restaurants	39,676	39,096
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.5 million shares for each of the quarters 2021 and 2020, and 5.4 million shares for each of the nine months 2021 and 2020. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.4 million shares and 1.8 million shares for the quarters 2021 and 2020, respectively, and 3.0 million shares and 1.9 million shares for the nine months 2021 and 2020, respectively.
In September 2021, McDonald's Board of Directors declared a 7% increase in the quarterly cash dividend to $1.38 per share of common stock, resulting in $1.0 billion of dividends payable in December 2021. In addition, the Company resumed its share repurchase program in September 2021.

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

Income Taxes
The effective income tax rate was 20.1% and 20.5% for the quarters ended 2021 and 2020, respectively, and 15.9% and 22.2% for the nine months ended 2021 and 2020, respectively. The tax rate for the nine months ended 2021 included a benefit of $364 million related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate.

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
At September 30, 2021, the fair value of the Company’s debt obligations was estimated at $39.7 billion, compared to a carrying amount of $35.1 billion. These amounts do not include approximately $1.2 billion of additional debt that was issued in October 2021, which will be used to replace upcoming maturities of debt. The additional debt consists of two €500 million Euro-denominated bonds with interest rates of 0.25% and 0.875% and maturity dates of 2028 and 2033, respectively. The fair value of debt obligations is based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amounts of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2021	December 31, 2020	Balance Sheet Classification	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$40.1	$—	Accrued payroll and other liabilities	$(7.2)	$(64.5)
Interest rate	Prepaid expenses and other current assets	2.1	—	Accrued payroll and other liabilities	—	—
Foreign currency	Miscellaneous other assets	25.3	5.6	Other long-term liabilities	(0.1)	(15.0)
Interest rate	Miscellaneous other assets	18.0	35.8	Other long-term liabilities	(0.2)	—
Total derivatives designated as hedging instruments		$85.5	$41.4		$(7.5)	$(79.5)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$185.6	Accrued payroll and other liabilities	$(2.5)	$(8.6)
Foreign currency	Prepaid expenses and other current assets	1.0	—	Accrued payroll and other liabilities	—	(9.4)
Equity	Miscellaneous other assets	197.6	—
Total derivatives not designated as hedging instruments		$198.6	$185.6		$(2.5)	$(18.0)
Total derivatives		$284.1	$227.0		$(10.0)	$(97.5)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2021 and 2020, respectively:

	Location of Gain or Loss Recognized in Income on Derivative	Gain (Loss) Recognized in AOCI		Gain (Loss) Reclassified into Income from AOCI		Gain (Loss) Recognized in Income on Derivative

In millions		2021	2020	2021	2020	2021	2020
Foreign currency	Nonoperating income/expense	$63.1	$(18.8)	$(37.4)	$11.3
Interest rate	Interest expense	—	(90.8)	(4.7)	(3.8)
Cash flow hedges		$63.1	$(109.6)	$(42.1)	$7.5

Foreign currency denominated debt	Nonoperating income/expense	$574.3	$(396.8)	$47.1	$17.6
Foreign currency derivatives	Nonoperating income/expense	31.4	2.1
Foreign currency derivatives(1)	Interest expense					$11.0	$11.0
Net investment hedges		$605.7	$(394.7)	$47.1	$17.6	$11.0	$11.0

Foreign currency	Nonoperating income/expense					$10.4	$(17.2)
Equity	Selling, general & administrative expenses					54.4	27.2
Equity	Other operating income/expense, net					(7.8)	(5.6)
Undesignated derivatives						$57.0	$4.4
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At September 30, 2021, the carrying amount of fixed-rate debt that was effectively converted was $1.5 billion, which included an increase of $19.9 million of cumulative hedging adjustments. For the nine months ended September 30, 2021, the Company recognized a $15.9 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
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
As of September 30, 2021, the Company had derivatives outstanding with an equivalent notional amount of $1.3 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at September 30, 2021, the $30.2 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company primarily uses foreign currency denominated debt (third-party and intercompany) to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2021, $11.4 billion of the Company's third-party foreign currency denominated debt, $1.2 billion of the Company's intercompany foreign currency denominated debt and $1.1 billion of derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
Undesignated Derivatives
The Company enters into certain derivatives that are not designated for hedge accounting. Therefore, the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. The Company has also used certain derivatives to mitigate the share price risk related to its sale of stock in McDonald’s Japan.  The changes in the fair value of the undesignated derivatives used for the most recent sale transaction were recognized immediately in earnings in Other Operating (income) expense, net. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. The changes in the fair value of these derivatives are recognized in Nonoperating (income) expense, net, along with the currency gain or loss from the hedged balance sheet position.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2021 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2021, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020

Rents	$2,254.1	$1,961.7	$6,205.9	$4,944.8
Royalties	1,243.1	1,071.3	3,449.6	2,762.1
Initial fees	13.0	11.8	38.3	33.9
Revenues from franchised restaurants	$3,510.2	$3,044.8	$9,693.8	$7,740.8

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of September 30, 2021.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of September 30, 2021.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System. Corporate activities are also reported in this segment. The segment is 98% franchised as of September 30, 2021.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2021	2020	2021	2020
Revenues
U.S.	$2,260.7	$2,094.2	$6,615.0	$5,723.8
International Operated Markets	3,372.7	2,845.9	9,007.6	6,862.7
International Developmental Licensed Markets & Corporate	567.9	478.0	1,591.2	1,307.5
Total revenues	$6,201.3	$5,418.1	$17,213.8	$13,894.0
Operating Income
U.S.	$1,254.9	$1,078.3	$3,647.9	$2,705.9
International Operated Markets	1,519.6	1,197.9	3,745.4	2,311.8
International Developmental Licensed Markets & Corporate *	212.0	250.2	565.6	163.4
Total operating income	$2,986.5	$2,526.4	$7,958.9	$5,181.1
*    Results for the quarter and nine months 2021 included $106 million and $339 million, respectively, of net strategic gains primarily related to the sale of McDonald's Japan stock. The quarter and nine months 2020 also included $139 million and $125 million, respectively, of net strategic gains, primarily related to the sale of McDonald's Japan stock. Proceeds were recorded within the other investing activities section of the Condensed Consolidated Statement of Cash Flows.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in 119 countries. Of the 39,676 restaurants at September 30, 2021, 36,986 were franchised, which is 93% of McDonald's restaurants.
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, we have the International Developmental Licensed Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
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
COVID-19 continued to result in some instances of government restrictions on restaurant operating hours, limited dine-in capacity and, in some cases, dining room closures. The Company has continued to apply appropriate precautionary measures, including following the guidance of expert health authorities, to protect the health and safety of its people and customers and expects some operating restrictions in various markets so long as the COVID-19 pandemic continues.

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
Franchisees are responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company may co-invest with franchisees to fund improvements to their restaurants or operating systems. These investments, developed in collaboration with franchisees, are designed to cater to consumer preferences, improve local business performance and increase the value of our brand through the development of modernized, more attractive and higher revenue generating restaurants.
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

Developmental License or Affiliate
Under a developmental license or affiliate arrangement, licensees are responsible for operating and managing their businesses, providing capital (including the real estate interest) and developing and opening new restaurants. The Company generally does not invest any capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.
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

Strategic Direction

In 2020, the Company announced the Accelerating the Arches (the “Strategy”) growth strategy. The Strategy, which encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand, reflects a refreshed purpose, updated values and growth pillars that build on the Company’s competitive advantages.

Purpose, Mission and Values

Our values underpin our success and are at the very heart of our Strategy. The Company embraces and prioritizes its role and commitments to the communities in which it operates through our:

•Purpose to feed and foster communities;
•Mission to create delicious feel-good moments for everyone; and
•Core Values that define who we are and how we run our business.

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

•Commit to the Core by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company is prioritizing chicken and beef offerings, as we expect they represent the largest growth opportunities. The Company recognizes there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites, such as the new Crispy Chicken Sandwich that launched in the U.S. in February 2021. The Company is also implementing a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also see a significant opportunity with coffee, and markets are leveraging the McCafé brand, experience, value and quality to drive long-term growth.

•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine that provides a fast, easy experience for our customers. To unlock further growth, the Company is continuing to accelerate technology innovation so that, however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the first nine months of 2021, Systemwide sales from digital channels (which are comprised of the mobile app, delivery and kiosk) were about $13 billion, or over 20% of Systemwide sales in our top six markets.
•
◦Digital: The Company’s digital experience growth engine, “MyMcDonald’s,” is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in with digital enhancements. Through the digital tools across these platforms, customers can receive tailored offers, participate in a loyalty program and order and receive McDonald's food through the channel of their choice. The Company already has successful loyalty programs in many markets around the world. The Company launched its loyalty program, “MyMcDonald’s Rewards,” in the U.S. and Germany in the third quarter of 2021 and expects to complete the roll-out of loyalty programs across its top six markets in the first half of 2022. Since its launch in July, the U.S. loyalty program has enrolled 21 million members, with over 15 million active loyalty members earning rewards.

◦Delivery: Over the past three years, the Company has expanded the number of McDonald’s restaurants offering delivery to over 32,000, or approximately 80% of its restaurants, and delivery sales have grown significantly. The Company is building on this progress and enhancing the delivery experience for customers by adding the ability to order on the McDonald’s app and optimizing operations with a focus on speed and accuracy.

◦Drive Thru: The Company has drive thru locations in over 25,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. This channel remains of heightened importance, and we expect that it will become even more critical to meet customers’ demand for flexibility and choice. The Company is building on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.

The Company’s Strategy is underpinned by a relentless focus on running great restaurants and leveraging our size, scale and agility to adapt and adjust to operating conditions and consumer demands. The Company believes this Strategy builds on our inherent strengths by harnessing our competitive advantages and investing in innovations that will enhance the customer experience and deliver long-term growth. This is aligned with the Company’s capital allocation philosophy of first reinvesting in the business to drive profitable growth and then returning all free cash flow to shareholders over time.

Third Quarter and Nine Months 2021 Financial Performance
Global comparable sales increased 12.7% for the quarter and 18.8% for the nine months.
•U.S. comparable sales increased 9.6% for the quarter and 16.1% for the nine months. Comparable sales benefited from strong average check growth driven by larger order sizes and menu price increases. Strong menu and marketing promotions contributed to the comparable sales growth, as well as growth in digital channels, which benefited from the launch of the Company's loyalty program, "MyMcDonald’s Rewards," during the quarter.
•International Operated Markets segment comparable sales increased 13.9% for the quarter and 23.6% for the nine months. Results for both periods reflected very strong positive comparable sales in the U.K. as well as positive comparable sales in Canada and France, driven by strong operating performance and significantly fewer restaurant closures with the easing of COVID-19 restrictions. Restrictions in the quarter muted comparable sales in Australia.
•International Developmental Licensed Markets segment comparable sales increased 16.7% for the quarter and 17.5% for the nine months. Both periods reflected strong positive comparable sales in Japan and Latin America. Results for the nine months were also driven by strong positive comparable sales in China, which were partly offset in the quarter due to the impact of COVID-19 resurgences.

In addition to the comparable sales results, the Company had the following financial results for the quarter and nine months 2021:
•Consolidated revenues increased 14% (13% in constant currencies) for the quarter and 24% (20% in constant currencies) for the nine months.
•Systemwide sales increased 16% (14% in constant currencies) for the quarter and 24% (20% in constant currencies) for the nine months.
•Consolidated operating income increased 18% (17% in constant currencies) to $2,987 million for the quarter and 54% (49% in constant currencies) to $7,959 million for the nine months. Refer to the Operating Income section on page 27 for additional details.
•Diluted earnings per share was $2.86 for the quarter and $7.86 for the nine months. Refer to the Net Income and Diluted Earnings per Share section on page 21 for additional details.

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
•Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. This includes sales from digital channels, which are comprised of the mobile app, delivery and kiosk at both Company-operated and franchised restaurants. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2021		September 30, 2021
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,598.4	14%	$7,248.6	23%
Revenues from franchised restaurants	3,510.2	15	9,693.8	25
Other revenues	92.7	7	271.4	10
Total revenues	6,201.3	14	17,213.8	24
Operating costs and expenses
Company-operated restaurant expenses	2,108.4	12	5,947.0	17
Franchised restaurants-occupancy expenses	592.6	4	1,743.2	6
Other restaurant expenses	68.9	0	204.4	3
Selling, general & administrative expenses
Depreciation and amortization	84.1	11	243.2	10
Other	559.6	23	1,622.4	5
Other operating (income) expense, net	(198.8)	(31)	(505.3)	n/m
Total operating costs and expenses	3,214.8	11	9,254.9	6
Operating income	2,986.5	18	7,958.9	54
Interest expense	293.7	(5)	890.2	(2)
Nonoperating (income) expense, net	1.4	n/m	48.6	n/m
Income before provision for income taxes	2,691.4	21	7,020.1	63
Provision for income taxes	541.5	19	1,113.7	16
Net income	$2,149.9	22%	$5,906.4	76%
Earnings per common share-basic	$2.88	22%	$7.91	76%
Earnings per common share-diluted	$2.86	22%	$7.86	76%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2021	2020	2021
Revenues	$6,201.3	$5,418.1	$87.9
Company-operated margins	490.0	410.1	8.4
Franchised margins	2,917.6	2,476.9	37.6
Selling, general & administrative expenses	643.7	530.5	(4.2)
Operating income	2,986.5	2,526.4	38.6
Net income	2,149.9	1,762.6	24.3
Earnings per share-diluted	$2.86	$2.35	$0.04

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2021	2020	2021
Revenues	$17,213.8	$13,894.0	$521.9
Company-operated margins	1,301.6	828.4	43.9
Franchised margins	7,950.6	6,094.2	246.7
Selling, general & administrative expenses	1,865.6	1,767.3	(30.9)
Operating income	7,958.9	5,181.1	255.4
Net income	5,906.4	3,353.3	167.6
Earnings per share-diluted	$7.86	$4.47	$0.23
•The impact of foreign currency translation on consolidated operating results for both periods in 2021 primarily reflected the strengthening of the British Pound, Euro and Australian Dollar.

Net Income and Diluted Earnings per Share
For the quarter, net income increased 22% (21% in constant currencies) to $2,149.9 million, and diluted earnings per share increased 22% (20% in constant currencies) to $2.86. Foreign currency translation had a positive impact of $0.04 on diluted earnings per share.
For the nine months, net income increased 76% (71% in constant currencies) to $5,906.4 million, and diluted earnings per share increased 76% (71% in constant currencies) to $7.86. Foreign currency translation had a positive impact of $0.23 on diluted earnings per share.
Results for 2021 included the following:
•Net pre-tax strategic gains of $106 million, or $0.10 per share, for the quarter and $339 million, or $0.33 per share, for the nine months, primarily related to the sale of McDonald's Japan stock, which completed the planned partial divestiture of the Company's ownership in McDonald’s Japan
•$364 million, or $0.48 per share, for the nine months of income tax benefits related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate
Results for 2020 included the following:
•Net pre-tax strategic gains of $139 million, or $0.13 per share, for the quarter and $125 million, or $0.12 per share, for the nine months, primarily related to the sale of McDonald's Japan stock

EARNINGS PER SHARE-DILUTED RECONCILIATION

	Quarters Ended September 30,				Nine Months Ended September 30,
	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP earnings per share-diluted	$2.86	$2.35	22%	20%	$7.86	$4.47	76%	71%
Strategic gains	(0.10)	(0.13)			(0.33)	(0.12)
Income tax benefits	—	—			(0.48)	—
Non-GAAP earnings per share-diluted	$2.76	$2.22	24%	23%	$7.05	$4.35	62%	57%

Excluding the strategic gains, net income for the quarter increased 25% (23% in constant currencies) and diluted earnings per share increased 24% (23% in constant currencies). For the nine months, net income and diluted earnings per share each increased 62% (57% in constant currencies) after excluding the net strategic gains and income tax benefits.
In the third quarter, the Company paid a quarterly dividend of $1.29 per share, or $964 million, bringing total dividends paid for the nine months to $2.9 billion. Additionally, the Company declared a 7% increase in its quarterly cash dividend to $1.38 per share, payable on December 15, 2021, and announced the resumption of its share repurchase program.

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
Franchised restaurants represented 93% of McDonald's restaurants worldwide at September 30, 2021. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.
COVID-19 continued to result in some instances of government restrictions on restaurant operating hours, limited dine-in capacity and, in some cases, dining room closures. The Company has continued to apply appropriate precautionary measures, including following the guidance of expert health authorities, to protect the health and safety of its people and customers and expects some operating restrictions in various markets so long as the COVID-19 pandemic continues.

REVENUES
Dollars in millions
Quarters Ended September 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$655.5	$625.9	5%	5%
International Operated Markets	1,754.0	1,499.2	17	15
International Developmental Licensed Markets & Corporate	188.9	161.3	17	14
Total	$2,598.4	$2,286.4	14%	12%
Franchised revenues
U.S.	$1,562.7	$1,425.6	10%	10%
International Operated Markets	1,586.1	1,318.1	20	17
International Developmental Licensed Markets & Corporate	361.4	301.1	20	19
Total	$3,510.2	$3,044.8	15%	14%
Total Company-operated sales and Franchised revenues
U.S.	$2,218.2	$2,051.5	8%	8%
International Operated Markets	3,340.1	2,817.3	19	16
International Developmental Licensed Markets & Corporate	550.3	462.4	19	17
Total	$6,108.6	$5,331.2	15%	13%

Total Other revenues	$92.7	$86.9	7%	5%

Total Revenues	$6,201.3	$5,418.1	14%	13%
Nine Months Ended September 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,942.0	$1,756.9	11%	11%
International Operated Markets	4,769.0	3,687.3	29	25
International Developmental Licensed Markets & Corporate	537.6	461.7	16	10
Total	$7,248.6	$5,905.9	23%	19%
Franchised revenues
U.S.	$4,550.9	$3,841.5	18%	18%
International Operated Markets	4,141.0	3,098.6	34	24
International Developmental Licensed Markets & Corporate	1,001.9	800.7	25	23
Total	$9,693.8	$7,740.8	25%	21%
Total Company-operated sales and Franchised revenues
U.S.	$6,492.9	$5,598.4	16%	16%
International Operated Markets	8,910.0	6,785.9	31	24
International Developmental Licensed Markets & Corporate	1,539.5	1,262.4	22	18
Total	$16,942.4	$13,646.7	24%	20%

Total Other revenues	$271.4	$247.3	10%	7%

Total Revenues	$17,213.8	$13,894.0	24%	20%
•Total Company-operated sales and franchised revenues increased 15% (13% in constant currencies) for the quarter and 24% (20% in constant currencies) for the nine months. Revenues in both periods benefited from strong sales performance across all segments and was driven by the U.K., Russia and France in the International Operated Markets segment and by Latin America and Japan in the International Developmental Licensed Markets segment. China also had a positive impact on revenue growth in both periods in the International Developmental Licensed Markets segment as a result of restaurant expansion.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2021 and 2020:

	Increase/(Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
U.S.	9.6%	4.6%	16.1%	(1.4)%
International Operated Markets	13.9	(4.4)	23.6	(17.6)
International Developmental Licensed Markets & Corporate	16.7	(10.1)	17.5	(12.9)
Total	12.7%	(2.2)%	18.8%	(9.9)%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarters and nine months ended September 30, 2021:

SYSTEMWIDE SALES*
	Quarter Ended September 30, 2021		Nine Months Ended September 30, 2021
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	9%	9%	16%	16%
International Operated Markets	19	16	34	26
International Developmental Licensed Markets & Corporate	21	21	24	21
Total	16%	14%	24%	20%
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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$11,155.0	$10,180.3	10%	10%
International Operated Markets	9,212.8	7,700.5	20	16
International Developmental Licensed Markets & Corporate	6,981.9	5,748.7	21	21
Total	$27,349.7	$23,629.5	16%	15%

Ownership type
Conventional franchised	$20,199.7	$17,775.7	14%	12%
Developmental licensed	4,078.8	3,126.4	30	30
Foreign affiliated	3,071.2	2,727.4	13	12
Total	$27,349.7	$23,629.5	16%	15%

Nine Months Ended September 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$32,419.7	$27,943.9	16%	16%
International Operated Markets	24,444.4	18,078.1	35	26
International Developmental Licensed Markets & Corporate	19,296.1	15,577.4	24	21
Total	$76,160.2	$61,599.4	24%	20%

Ownership type
Conventional franchised	$56,535.9	$45,813.2	23%	20%
Developmental licensed	10,924.2	8,411.3	30	28
Foreign affiliated	8,700.1	7,374.9	18	15
Total	$76,160.2	$61,599.4	24%	20%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2021	2020
Franchised
U.S.	$1,260.1	$1,122.1	12%	12%
International Operated Markets	1,302.4	1,059.9	23	20
International Developmental Licensed Markets & Corporate	355.1	294.9	21	20
Total	$2,917.6	$2,476.9	18%	16%
Company-operated
U.S.	$126.6	$118.7	7%	7%
International Operated Markets	355.5	289.5	23	20
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$490.0	$410.1	19%	17%
Total restaurant margins
U.S.	$1,386.7	$1,240.8	12%	12%
International Operated Markets	1,657.9	1,349.4	23	20
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,407.6	$2,887.0	18%	16%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2021	2020
Franchised
U.S.	$3,667.0	$2,966.1	24%	24%
International Operated Markets	3,300.5	2,345.7	41	31
International Developmental Licensed Markets & Corporate	983.1	782.4	26	23
Total	$7,950.6	$6,094.2	30%	26%
Company-operated
U.S.	$399.8	$282.5	42%	42%
International Operated Markets	885.6	544.3	63	55
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$1,301.6	$828.4	57%	52%
Total restaurant margins
U.S.	$4,066.8	$3,248.6	25%	25%
International Operated Markets	4,186.1	2,890.0	45	36
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$9,252.2	$6,922.6	34%	29%
n/m Not meaningful
•Total restaurant margins increased $520.6 million or 18% (16% in constant currencies) for the quarter and $2,329.6 million or 34% (29% in constant currencies) for the nine months, reflecting strong sales performance across all segments. Franchised margins represented over 85% of restaurant margin dollars for the quarter and nine months.

•U.S. franchised margins for both periods in 2021 reflected higher depreciation costs related to investments in restaurant modernization, while the nine months benefited from the comparison to prior year support provided for marketing to accelerate recovery and drive growth.
•Total restaurant margins included $383.2 million and $1,138.8 million of depreciation and amortization expense for the quarter and nine months, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $113.2 million or 21% (21% in constant currencies) for the quarter and $98.3 million or 6% (4% in constant currencies) for the nine months. Both periods reflected an increase in incentive-based compensation expense driven by stronger than planned operating results and higher costs for investments in restaurant technology. Results for the nine months benefited from the comparison to incremental marketing contributions in the prior year.
•Selling, general and administrative expenses as a percent of Systemwide sales was 2.2% and 2.6% for the nine months ended 2021 and 2020, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gains on sales of restaurant businesses	$(37.8)	$(0.7)	$(82.5)	$(3.5)
Equity in earnings of unconsolidated affiliates	(49.0)	(48.7)	(126.9)	(67.9)
Asset dispositions and other (income) expense, net	(5.6)	35.9	43.5	220.3
Impairment and other charges (gains), net	(106.4)	(138.7)	(339.4)	(125.4)
Total	$(198.8)	$(152.2)	$(505.3)	$23.5
•Gains on sales of restaurant businesses increased for the quarter and nine months due to an increased number of restaurant sales, primarily in the U.S. and the U.K.
•Equity in earnings of unconsolidated affiliates increased for the quarter and nine months due to recovery from the impact of COVID-19 in the prior year. Results for both periods were partly offset by lower equity in earnings in Japan as a result of the Company's reduced ownership in McDonald's Japan when compared to 2020.
•Asset dispositions and other (income) expense, net decreased for the quarter and nine months. Both periods reflected a gain on the strategic sale of restaurant properties and the benefit from comparison to prior year costs related to the closings of certain McDonald's Walmart store locations in the U.S. The nine months 2020 also reflected a net increase of reserves for bad debts as well as payments to distribution centers for obsolete inventory to support franchisee liquidity.
•Impairment and other charges (gains), net for the quarter and nine months 2021 reflected $106 million and $339 million, respectively, primarily due to strategic gains related to the sale of McDonald’s Japan stock, which reduced the Company's total ownership to 35%.
Results for the quarter and nine months 2020 reflected $139 million of pre-tax strategic gains related to the sale of McDonald's Japan stock. The nine months 2020 also reflected the write-off of impaired software of $26 million, partly offset by $13 million of income associated with the Company's sale of its business in the India Delhi market.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended September 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,254.9	$1,078.3	16%	16%
International Operated Markets	1,519.6	1,197.9	27	24
International Developmental Licensed Markets & Corporate	212.0	250.2	(15)	(15)
Total	$2,986.5	$2,526.4	18%	17%

Nine Months Ended September 30,	2021	2020	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$3,647.9	$2,705.9	35%	35%
International Operated Markets	3,745.4	2,311.8	62	51
International Developmental Licensed Markets & Corporate	565.6	163.4	n/m	n/m
Total	$7,958.9	$5,181.1	54%	49%

Operating margin	46.2%	37.3%
Non-GAAP operating margin	44.3%	36.4%

n/m Not meaningful
•Operating Income: Operating income increased $460.1 million or 18% (17% in constant currencies) for the quarter and $2,777.8 million or 54% (49% in constant currencies) for the nine months. Results for 2021 included $106 million and $339 million for the quarter and nine months, respectively, of net strategic gains primarily related to the sale of McDonald's Japan stock.
Results for the quarter and nine months 2020 included $139 million and $125 million, respectively, of net strategic gains, primarily related to the sale of McDonald's Japan stock.
•U.S.: The operating income increase for the quarter and nine months was driven by strong sales performance and higher gains on sales of restaurant businesses in the current year, while the nine months also reflected the comparison to approximately $100 million of support for marketing to accelerate recovery and drive growth in the prior year.
•International Operated Markets: The operating income increase for the quarter and nine months was driven by strong sales performance, primarily in the U.K. and France. The nine months also benefited from comparison to over $100 million of support for marketing to accelerate recovery and drive growth and increased reserves for bad debt in the prior year.
•International Developmental Licensed Markets & Corporate: Excluding the strategic gains, results for the quarter and nine months reflected strong sales performance across most of the segment and reflected higher Corporate general and administrative expenses due to increased incentive-based compensation expense in the current year. The nine months also benefited from the comparison to prior year reserves for bad debts.
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
Excluding the strategic gains, the increase in operating margin percent for the quarter and nine months was due to strong sales-driven restaurant margin growth and higher other operating income.

Interest Expense
•Interest expense decreased 5% (6% in constant currencies) for the quarter and 2% (4% in constant currencies) for the nine months, primarily due to lower average debt balances, partly offset by higher average interest rates and the impact of foreign currency translation.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income	$(2.3)	$(3.4)	$(6.5)	$(13.8)
Foreign currency and hedging activity	2.9	0.6	42.3	(17.8)
Other expense, net	0.8	2.0	12.8	(7.2)
Total	$1.4	$(0.8)	$48.6	$(38.8)

Income Taxes
•The effective income tax rate was 20.1% and 20.5% for the quarters ended 2021 and 2020, respectively, and 15.9% and 22.2% for the nine months ended 2021 and 2020, respectively.
•Excluding a benefit of $364 million related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate and the tax impact of the strategic gains, the non-GAAP effective income tax rate for the nine months was 20.7%.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $6.5 billion and exceeded capital expenditures by $5.1 billion for the nine months 2021. Cash provided by operations increased $2.2 billion compared with the nine months 2020, primarily due to improved operating results and changes in working capital, partly offset by higher income tax payments.
Cash used for investing activities totaled $1.0 billion for the nine months 2021, a decrease of $139.9 million compared with the nine months 2020. The decrease was primarily due to higher current year proceeds received from the sale of McDonald's Japan stock, partly offset by higher capital expenditures.
Cash used for financing activities totaled $4.5 billion for the nine months 2021, which included $1.7 billion in debt repayments. Cash used for financing activities totaled $313.4 million for the nine months 2020 due to long-term debt issuances of $5.5 billion, which were used to bolster our cash position in anticipation of the adverse macroeconomic and business conditions associated with COVID-19.

Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2021.
•The Company expects 2021 Systemwide sales growth, in constant currencies, in the high teens, and expects net restaurant unit expansion to contribute about 1% to 2021 Systemwide sales growth.
•The Company expects operating margin percent to be in the low-to-mid 40% range.
•The Company expects full year 2021 selling, general and administrative expenses of approximately 2.4% of Systemwide sales.
•Based on current interest and foreign currency exchange rates, the Company expects full year 2021 interest expense to decrease about 1% to 3% due primarily to lower average debt balances.
•The Company expects the effective income tax rate for the fourth quarter to be about 21%.
•The Company expects 2021 capital expenditures to be approximately $2.3 billion, nearly half of which will be directed towards new unit expansion across the U.S. and International Operated Markets.
In 2021, about $1.1 billion will be dedicated to our U.S. business, about $550 million of which will be allocated to about 1,300 restaurant modernization projects. Globally, the Company expects to open about 1,500 restaurants. We will open about 425 restaurants in the U.S. and International Operated Markets segments, and our developmental licensee and affiliates will contribute capital towards approximately 1,075 restaurant openings in their respective markets. Additionally, the U.S. expects to close roughly 325 restaurants in 2021, a majority of which are lower sales volume McDonald's in Walmart locations. The Company expects approximately 800 net restaurant additions in 2021.
•The Company expects to achieve a free cash flow conversion rate greater than 90%.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in the "Recent Accounting Pronouncements" section in Part I, Item 1 of this report.

Risk Factors and Cautionary Statement Regarding Forward-Looking Statements
The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the dates the statements are made. Except as required by law, we do not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements. Our business results are subject to a variety of risks, including those that are described below and elsewhere in our filings with the SEC. The risks described below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business. If any of these risks materialize or intensify, our expectations (or the underlying assumptions) may change and our performance may be adversely affected.
GLOBAL PANDEMIC
The COVID-19 pandemic has adversely affected and is expected to continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations since early 2020, and has resulted in increased pressure on labor availability and supply chain management. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and we expect will continue to cause, consumer behavior to change, worsening or volatile economic conditions in certain markets, and increased regulatory complexity and compliance costs, each of which could continue to adversely affect our business. In addition, our global operations have been disrupted to varying degrees in different markets and may continue to be disrupted to varying degrees given the unpredictability of the virus, its resurgences and variants and government responses thereto as well as potentially permanent changes to the industry in which we operate. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections or the emergence of new variants in one or more markets, the availability or acceptance of vaccines or vaccination rates across the globe, the pandemic has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.
The COVID-19 pandemic may also heighten other risks disclosed in these Risk Factors, including, but not limited to, those related to consumer behavior, consumer perceptions of our brand, competition, supply chain interruptions, commodity costs and labor availability and cost.
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
•Continue to innovate and differentiate the McDonald’s experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;
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
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions. Those perceptions are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
Additionally, the ongoing relevance of our brand may depend on the success of our sustainability initiatives, which require Systemwide coordination and alignment. We are working to manage the risks and costs to us, our franchisees and our supply chain of any effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include any increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. These risks also include any increased pressure to make commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational, execution and reputational costs or risks.
Our brand trust also depends on how we address social risks, including through our increased focus on human capital initiatives and diversity, equity and inclusion (“DEI”). We expect our DEI strategy to represent a step change in how we view equitable opportunity across our System. Additionally, we have announced Global Brand Standards that will apply to McDonald’s operations worldwide, including both Company-operated and franchised restaurants.
If we are not effective in addressing social and environmental responsibility matters or achieving relevant social or sustainability goals, our brand trust may suffer. In particular, business incidents or practices, whether actual or perceived, that erode consumer trust or confidence, particularly if they receive considerable publicity or result in litigation, can significantly reduce our brand value and have a negative impact on our financial results.
If we do not anticipate and address evolving consumer preferences and effectively execute our pricing, promotional and marketing plans, our business could suffer.
Our continued success depends on our System’s ability to build upon our historic strengths and competitive advantages. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and trends in food sourcing, food preparation, food offerings and consumer preferences and behaviors in the IEO segment. If we are not able to predict, or quickly and effectively respond to, these changes, or if our competitors predict or respond more effectively, our financial results could be adversely impacted.
Our ability to build upon our strengths and advantages also depends on the impact of pricing, promotional and marketing plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies and marketing plans, as well as the value proposition they represent, are expected to continue to be important components of our business strategy. However, they may not be successful, or may not be as successful as the efforts of our competitors, which could negatively impact sales, guest counts and market share.
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in reaching our customers in the way we intend. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels, including digital marketing, allows us to reach our customers effectively, efficiently and in ways that are meaningful to them. If our advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Our investments to enhance the customer experience, including through technology, may not generate the expected results.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, digital engagement and delivery in order to transform the customer experience. As part of these investments, we are placing renewed emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which may not generate expected results. We also continue to offer and refine our delivery initiatives, including through growing awareness and trial. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction, and may introduce additional food quality and customer satisfaction risks. If these customer experience initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.

We face intense competition in our markets, which could hurt our business.
We compete primarily in the IEO segment, which is highly competitive. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores, coffee shops and online retailers. We expect our environment to continue to be highly competitive, and our results in any particular reporting period may be impacted by a contracting IEO segment or by new or continuing actions, product offerings or consolidation of our competitors and third-party partners, which may have a short- or long-term impact on our results.
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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the U.S. in which we do business or may do business in the future and may never be registered in all of these countries. It may be costly and time consuming to protect our intellectual property, and the steps we have taken to do so in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business.
We cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that hurt the value of our intellectual property.
OPERATIONS
The global scope of our business subjects us to risks that could negatively affect our business.
We encounter differing cultural, regulatory, geopolitical and economic environments within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System’s success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets and brand perceptions. Planned initiatives may not have appeal across multiple markets with McDonald’s customers and could drive unanticipated changes in customer perceptions and guest counts.
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
Additionally, there are challenges and uncertainties associated with operating in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest. In many cases, such challenges may be exacerbated by the lack of an independent and experienced judiciary and uncertainty in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment. An inability to manage effectively the risks associated with our international operations could have a material adverse effect on our business and financial condition.
We may also face challenges and uncertainties in developed markets. For example, the U.K.’s exit from the European Union has caused increased regulatory complexities and uncertainty in European economic conditions and may also cause uncertainty in worldwide economic conditions. The decision created volatility in certain foreign currency exchange rates that may or may not continue, and may result in increased supply chain costs for items that are imported from other countries. Any of these effects, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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
Our success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been impacted by the COVID-19 pandemic and the volatility associated with the pandemic. If franchisee sales trends worsen or volatility persists, our financial results could be negatively affected, which may be material.
Our success also relies on the willingness and ability of our independent franchisees and affiliates to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, value/promotional and capital-intensive reinvestment plans. The ability of franchisees to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by their or our creditworthiness or by banks’ lending practices. If our franchisees are unwilling or unable to invest in major initiatives or are unable to obtain financing at commercially reasonable rates, or at all, our future growth and results of operations could be adversely affected.
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
Our success depends in part on our System’s ability to proactively recruit, motivate and retain qualified individuals to work in McDonald’s restaurants and to maintain appropriately-staffed restaurants in an intensely competitive labor market. If we or our franchisees are unable to adequately staff McDonald’s restaurants, it could negatively impact our operations, including speed of service to customers, and customer satisfaction levels. The System’s ability to meet its labor needs is generally subject to external factors, including the availability of sufficient workforce in the markets in which we operate, unemployment levels in those markets and prevailing wage rates.
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
Claims of non-compliance with these regulations could result in liability and expense to us. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers, including those giving rise to claims of harassment or discrimination (or perceptions thereof) or workplace safety, could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit and retain talent) or our franchisees and suppliers that are also part of the McDonald’s System and whose performance may have a material impact on our results.

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
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future, including in the supply chain, restaurants or delivery. Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, occur within the food industry and our System from time to time and could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand and reputation, as well as our financial results.
If we do not effectively manage our real estate portfolio, our operating results may be negatively impacted.
We have significant real estate operations, primarily in connection with our restaurant business. We generally own or secure a long-term lease on the land and building for conventional franchised and Company-operated restaurant sites. We seek to identify and develop restaurant locations that offer convenience to customers and long-term sales and profit potential. As we generally secure long-term real estate interests for our restaurants, we have limited flexibility to quickly alter our real estate portfolio. The competitive business landscape continues to evolve in light of changing business trends, consumer preferences, trade area demographics, consumer use of digital, delivery and drive thru, local competitive positions and other economic factors. If our restaurants are not located in desirable locations, or if we do not evolve in response to these factors, it could adversely affect Systemwide sales and profitability.
Our real estate values and the costs associated with our real estate operations are also impacted by a variety of other factors, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels and the cost of financing. A significant change in real estate values, or an increase in costs as a result of any of these factors, could adversely affect our operating results.
Information technology system failures or interruptions, or breaches of network security, may impact our operations or cause reputational harm.
We are increasingly reliant upon technology systems, such as point-of-sale, technologies that support our digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our or our franchisees’ operations, or our customers’ experience and perceptions.
Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. These technology systems contain personal, financial and other information of our customers, employees, franchisees, business customers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, or the theft or unauthorized disclosure of such information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
We also provide certain technology systems to businesses that are unaffiliated with the McDonald’s System and a failure, interruption or breach of these systems may cause harm to those unaffiliated parties, which may result in liability to us or reputational harm.
Despite the implementation of security measures, any of these technology systems could become vulnerable to damage, disability or failures due to theft, fire, power loss, telecommunications failure or other catastrophic events. Certain technology systems may also become vulnerable, unreliable or inefficient in cases where technology vendors limit or terminate product support and maintenance. Our increasing reliance on third-party systems also subjects us to risks faced by those third-party businesses, including operational, security and credit risks. If technology systems were to fail or otherwise be unavailable, or if business continuity or disaster recovery plans were not effective, and we were unable to recover in a timely manner, we could experience an interruption in our or our franchisees’ operations.

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
We are also subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations and proceedings, shareholder proceedings, employment and personal injury claims, landlord/ tenant disputes, supplier-related disputes, and claims by current or former franchisees. Regardless of whether claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations.
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
In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, competition, consumer and demographic trends and our restructuring activities. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. If we experience any such changes, they could have a significant adverse effect on our reported results for the affected periods.

If we fail to comply with privacy and data collection laws, we could be subject to legal proceedings and penalties, which could negatively affect our financial results or brand perceptions.
We are subject to legal and compliance risks and associated liability related to privacy and data collection, protection and management as it relates to information associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. For example, the General Data Protection Regulation (“GDPR”) requires entities processing the personal data of individuals in the European Union to meet certain requirements regarding the handling of that data. We are also subject to U.S. federal and state and foreign laws and regulations in this area such as the California Consumer Privacy Act (“CCPA”). These regulations have been subject to frequent change, and there may be markets or jurisdictions that propose or enact new or emerging data privacy requirements in the future. Failure to comply with GDPR, CCPA or other privacy and data collection laws could result in legal proceedings and substantial penalties and materially adversely impact our financial results or brand perceptions.
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
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities, distribution and other operating costs, including labor. Any volatility in certain commodity prices or fluctuation in labor costs could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef and chicken, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls and government regulation, all of which are beyond our control and, in many instances, unpredictable. Our System can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
A decrease in our credit ratings or an increase in our funding costs could adversely affect our profitability.
Our credit ratings may be negatively affected by our results of operations or changes in our debt levels. As a result, our interest expense, the availability of acceptable counterparties, our ability to obtain funding on favorable terms, our collateral requirements and our operating or financial flexibility could all be negatively affected, especially if lenders impose new operating or financial covenants.
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
•Trading activity in our common stock, in derivative instruments with respect to our common stock or in our debt securities, which can be affected by market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance, plans or expectations about our business; our actual performance and creditworthiness; investor confidence, driven in part by expectations about our performance; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our common stock by significant shareholders; or trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

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
Severe weather conditions, natural disasters, hostilities and social unrest, climate change or terrorist activities (or expectations about them) can adversely affect consumer behavior and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our results and prospects. Climate change may also increase the frequency and severity of such weather-related events and natural disasters. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2020 regarding these matters.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2021. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The Company is in the process of implementing a comprehensive, multi-year finance and technology transformation initiative to migrate its general ledger, financial close and consolidation processes onto new financial systems. The Company is performing the implementation in the ordinary course of business to increase efficiency and to modernize the tools and technology used in its key financial processes. This is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. As the phased implementation of the systems continues, the Company may have changes to its processes and procedures that are expected to enhance the Company's internal control over financial reporting. As such changes occur, the Company will continue to monitor and modify, as needed, the design and operating effectiveness of key control activities to align with the new business processes and capabilities of the new financial systems.
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2020 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting our business, refer to the “Risk Factors and Cautionary Statement Regarding Forward-Looking Statements” section in Part I, Item 2 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2021	2,342	$235.09	2,342	$14,100,858,509
August 1-31, 2021	1,975	235.99	1,975	14,100,392,435
September 1-30, 2021	137,112	244.17	137,112	14,066,913,634
Total	141,429	$243.91	141,429
*    Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.

(1)On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding common stock. This program was suspended in March 2020 in order to preserve financial flexibility. As announced on September 23, 2021, the Company has resumed repurchasing shares in the open market under this program.

Item 6. Exhibits

Exhibit Number		Description

(3)	Articles of incorporation; bylaws

	(a)	Restated Certificate of Incorporation, effective as of May 23, 2019, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2019.

	(b)	By-Laws, as amended and restated with effect as of December 6, 2019, incorporated herein by reference from Exhibit 3 of Form 8-K (File No. 001-05231), filed December 10, 2019.

(4)	Instruments defining the rights of security holders, including indentures*

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(b)
Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(10)	Material contracts

(a)
McDonald’s Corporation Directors' Deferred Compensation Plan, amended and restated effective as of May 26, 2016, incorporated herein by reference from Exhibit 10(a)(i) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2016.**

	(b)	McDonald’s Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference from Exhibit 10(b) of Form 10-K (file No. 001-05231), for the year ended December 31, 2016.**

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
Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, as amended, effective as of January 1, 2005, incorporated herein by reference from Exhibit 10(c)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2004.**

(e)
McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective as of July 1, 2008, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2009.**

(i)
First Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, effective as of February 11, 2009, incorporated herein by reference from Exhibit 10(h)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2008.**

(ii)
Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan, as amended, effective as of February 9, 2011, incorporated herein by reference from Exhibit 10(h)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2010.**

(f)
McDonald’s Corporation 2012 Omnibus Stock Ownership Plan, effective as of June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.**

(g)
McDonald’s Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan, effective as of May 21, 2020, incorporated herein by reference from Exhibit 10(g) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(h)
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
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018.**

(m)
Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, incorporated herein by reference from Exhibit 10(r) of Form 10-K (File No. 001-05231), for the year ended December 31, 2018.**

(n)
McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2013, amended and restated effective as of February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(o)
McDonald’s Corporation Officer Severance Plan, amended and restated effective as of January 1, 2019, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(p)
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
Form of Executive Time-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(v) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2021.**

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

*
Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the Commission, are not included herein as the securities authorized thereunder, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the Commission upon request has been filed with the Commission.

**	Denotes compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	November 2, 2021	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer