Form 10-K
period 2021-12-31
MCDONALDS CORP
filed 2022-02-24
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐
Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2021: $172,462,195,915.
The number of shares outstanding of the registrant’s common stock as of January 31, 2022: 743,584,718.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2022 definitive proxy statement, which will be filed no later than 120 days after December 31, 2021.

McDONALD’S CORPORATION
TABLE OF CONTENTS

ORGANIZATION OF THIS ANNUAL REPORT ON FORM 10-K
The order and presentation of content in this Annual Report on Form 10-K ("Form 10-K") differs from the traditional U.S. Securities and Exchange Commission ("SEC") Form 10-K format. McDonald's Corporation believes the format used in this Form 10-K improves readability and better presents how it organizes and manages its business. See "Form 10-K Cross-Reference Index" for a cross-reference index to the traditional SEC Form 10-K format.
All trademarks used herein are the property of their respective owners and are used with permission.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding plans, strategies, prospects and expectations regarding the business and industry are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in the Risk Factors section on page 28 of this Form 10-K and elsewhere in McDonald's Corporation's filings with the SEC. Except as required by law, McDonald's Corporation does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

ABOUT McDONALD'S

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers are referred to herein as the "System."
BUSINESS SUMMARY
GENERAL
For the year ended December 31, 2021, there were no material changes to the Company's corporate structure or in its method of conducting business. Refer to the Segment and Geographic Information section on page 50 of this Form 10-K for additional information.
DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across 119 countries. Of the 40,031 McDonald's restaurants at year-end 2021, 37,295, or 93%, were franchised.
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, there is the International Developmental Licensed Markets & Corporate segment, which includes markets in over 80 countries, as well as Corporate activities.
McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with entrepreneurial experience and financial resources, as well as the local legal and regulatory environment in critical areas such as property ownership and franchising. The business relationship between McDonald’s and its independent franchisees is supported by adhering to standards and policies, including Global Brand Standards defined in 2021, and is of fundamental importance to overall performance and to protecting the McDonald’s brand.
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
Directly operating McDonald’s restaurants contributes significantly to the Company's ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in Company-owned and operated restaurants, and in collaboration with franchisees, the Company is able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit McDonald’s restaurants.
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
Franchisees are responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company may co-invest with franchisees to fund improvements to their restaurants or operating systems. These investments, developed in collaboration with franchisees, are designed to cater to consumer preferences, improve local business performance and increase the value of the Company's brand through the development of modernized, more attractive and higher revenue generating restaurants.
The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees
McDonald's Corporation 2021 Annual Report 3

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
PURPOSE, MISSION AND VALUES
Through its size and scale, McDonald's embraces and prioritizes its role and commitment to the communities in which it operates through its:
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

The Company believes that its people, all around the world, set it apart and bring these values to life on a daily basis.

HUMAN CAPITAL MANAGEMENT
The Company’s people strategies aim to create an environment grounded in diversity, equity and inclusion—to continually evaluate and evolve compensation and benefits programs, while offering quality training and learning opportunities, and to uphold a high standard of health and safety for employees and customers alike.
You can find more information about the Company's human capital management and related initiatives on the “Our Purpose & Impact” section of its website, which is updated periodically as such matters evolve.
Our People
Company employees, which include those in the Company's corporate and other offices as well as in Company-owned and operated restaurants, totaled approximately 200,000 worldwide as of year-end 2021, of which over 75% were based outside of the U.S. In addition to Company employees, the over two million individuals who work in McDonald's franchised restaurants around the world are critical to the Company’s success, enabling it to drive long-term value creation and further its purpose and mission. People are at the cornerstone of the Company's business and an essential part of the McDonald's System.
Diversity, Equity and Inclusion
The Company's aspiration is that no matter where you are in the world, when you interact with McDonald’s, diversity, equity and inclusion (“DEI”) are as evident and familiar as the Arches themselves. A diverse workforce is and will continue to be critical to McDonald’s success, and the Company is committed to making this a continued priority. Under the leadership of its Board of Directors, the Company adheres to a global DEI strategy designed to drive accountability across the System to better represent the diverse communities in which McDonald’s operates, to accelerate cultures of inclusion and belonging and to further dismantle barriers to economic opportunity.
The Company’s DEI strategy reflects its commitment to deliver equitable treatment for all people and includes:
•ongoing efforts to improve the representation of women and historically underrepresented groups at all levels of the Company;
•a recruitment initiative to help increase the number of franchisees from all backgrounds, including historically underrepresented groups;
•best practice sharing with franchisees and suppliers to support them in furthering DEI progress within their own organizations;
•upholding human rights and cultivating a respectful workplace that is ethical, truthful and dependable; and
•a commitment to equitable pay among Company employees with comparable job responsibilities, experience, performance and contributions and fair treatment in access, opportunity and advancement for all.
While McDonald’s is proud of its more than 65-year history as an employer, this global DEI strategy is designed to facilitate continued growth in how the Company approaches equitable opportunity and its role in catalyzing it across the System and beyond. The Company is committed to accelerating representation, inclusion and opportunity for historically underrepresented groups, not only within the Company but across the System. This goal is underscored by the Company's Mutual Commitment to Diversity, Equity and Inclusion, a pledge that invites the Company’s U.S. suppliers to commit to accountability for DEI progress within their own organizations. Aligned with the
McDonald's Corporation 2021 Annual Report 4

Company's purpose, mission and values, the Mutual Commitment draws on McDonald's size and scale and highlights its opportunity to accelerate meaningful change for employees, franchisees, suppliers, customers and communities.
Beginning in 2021, the Company began incorporating quantitative representation metrics for leadership into the calculation of annual incentive compensation for its executives. In addition to the Company’s financial performance, executives are now measured on a variety of quantitative metrics related to championing the Company's core values, improving representation within leadership roles (Senior Director and above) for women and other historically underrepresented groups and assessing feelings of inclusion within the Company.
Also in 2021, the Company launched a franchisee recruitment initiative to help increase the number of franchisees from all backgrounds, including historically underrepresented groups, in the Company's U.S. and International Operated Markets segments. The Company expects to expand the number of new franchisees through efforts in three areas: recruitment, financing, and ongoing learning and development. This effort—tailored for each market—will seek to increase ownership opportunities for new talent worldwide, both in terms of the number of individual restaurants owned and the number of qualified franchisees overall. The Company has committed $250 million in the U.S. over five years to provide alternatives to traditional financing in order to help candidates—who may face socio-economic barriers—join the McDonald’s System.
In order to support this DEI strategy with measurable data and transparent reporting, the Company published its first Diversity Snapshot in December 2021, which included data on employee, Board and franchisee representation and supplier diversity. As the Company progresses on its journey of accountability and transparency, it will continue to identify opportunities to further enhance its processes for collecting data and reporting measurable progress toward its DEI goals.
Workplace Health and Safety
McDonald’s has always focused on protecting the health and safety of its people and customers. In early 2020, in response to the global COVID-19 pandemic, the Company established a framework called Safety+ in order to foster an environment where restaurant crew feel safe and supported, and customers have a variety of choices for contactless order and payment. Throughout 2021, the Company has continued to make informed decisions and apply appropriate precautionary measures to adapt to new and evolving safety risks, with guidance from expert health authorities in most of the countries in which it operates, as well as the World Health Organization. Further, the Company continued its engagement of Mayo Clinic, a global leader in serious and complex healthcare, to provide ongoing counsel and expertise on emerging science in infection prevention and control, and to identify best practices to help protect restaurant crew and customers. All of these efforts build upon the work McDonald’s has been committed to for decades, rooted in its core value of putting its customers and people first.
Respectful Workplace Environment
Fostering safe, inclusive and respectful workplaces, wherever McDonald's does business, has been integral to the Company for its more than 65-year history. The Company understands the importance of providing a positive experience and making everyone feel valued, both in its offices and in McDonald's restaurants. In 2018, the Company introduced McDonald's Human Rights Policy, which outlines its commitment to respect its people and their rights. This commitment to respect human rights is also furthered by the Company's Standards of Business Conduct, which apply to Company employees, and its Supplier Code of Conduct, which sets forth human rights requirements for the Company's global suppliers. Company employees are trained on the Standards of Business Conduct and are required to annually certify their understanding of and commitment to upholding them. Further, in 2021 the Company announced a newly defined set of Global Brand Standards that extend requirements to all restaurants, whether Company-owned or franchised. The Global Brand Standards prioritize actions in four areas: harassment, discrimination and retaliation prevention; workplace violence prevention; restaurant employee feedback; and health and safety. Beginning in 2022, all restaurants will be assessed on the Global Brand Standards in accordance with the applicable McDonald’s market’s business evaluation processes.
As part of its commitment to a respectful workplace environment, the Company recognizes how important it is to provide channels for its employees to report human rights and similar concerns that may violate Company policies and standards. Employees can do so in many ways, including through an anonymous global channel, the Business Integrity Line, which is staffed by a live operator from an independent company and is available 24 hours a day, 365 days a year. This is complemented by additional reporting channels in many markets. The Company expects its employees and franchisees to uphold human rights and cultivate respectful workplaces, which builds trust, protects the integrity of the McDonald's brand and fuels Systemwide success.
Compensation, Benefits and Talent Development
The compensation and benefits provided to U.S. and internationally-based Company employees, including both corporate staff and Company-owned restaurant employees, is established based upon competitive considerations in the relevant labor market. The amount and type of compensation varies by an employee's level and location, and may include some combination of the following (in addition to base pay): cash bonuses, stock-based awards, retirement savings programs, and health and welfare benefits. In addition, Company employees may receive paid time off, family care resources, tuition assistance and flexible work schedules.
In 2021, the Company publicly communicated its ongoing commitment to equal pay, which is supported by an annual pay gap analysis that aims to ensure equitable pay practices are consistently implemented and executed across the Company. The results of the 2021 pay gap analysis showed that the Company has substantially attained equal pay for women globally (99.85%) and that there was no pay gap disfavoring historically underrepresented groups in the U.S. In line with its core values, the Company continuously emphasizes the importance of pay that is competitive, non-discriminatory, performance-based, transparent and compliant with legal and regulatory standards.
Additionally, McDonald’s has a long-standing commitment to providing training, education benefits and career path opportunities, which empower the people and communities it serves. The Company is committed to providing opportunities for people to enhance their skills and fulfill their potential through talent development programs, apprenticeship opportunities, language and technical skill training and support for continuing education, as it believes this helps to facilitate talent attraction, career development and retention. Further, McDonald’s Hamburger University has eight campuses around the world to provide training for Company employees as well as franchisees and their
McDonald's Corporation 2021 Annual Report 5

eligible employees. These are just a few examples of the important role education plays in the Company's business and the communities McDonald's serves.
Communities
McDonald’s embraces its role and commitment to the communities it serves. Through its Youth Opportunity program, the Company aims to reduce barriers to employment for two million young people by 2025 through pre-employment job readiness training, employment opportunities and workplace development programs. The Company is also proud to support the network of over 260 local chapters of Ronald McDonald House Charities (“RMHC”) spanning over 60 countries and regions that creates, finds and supports programs that directly improve the health and well-being of children and their families. In 2020, the Company announced a five-year, $100 million commitment to RMHC.
In addition, the Company maintains a Global Food Disposition Policy to help support its suppliers and distributors around the world in disposing of food in alignment with McDonald’s food waste hierarchy, including by enabling food donations wherever possible. This policy, which aims to avoid food waste and loss while also allowing the System to meet the needs of local communities, is a critical part of the Company's sustainability work and its purpose to feed and foster communities.
ENVIRONMENTAL MATTERS
The Company prioritizes action and progress across a range of environmental matters, and endeavors to improve its long-term sustainability and resiliency, which benefit the System and the communities McDonald's serves. The Company monitors environmental regulations and stakeholder expectations in order to be well-positioned to respond in a timely and appropriate manner, as it cannot predict the precise nature of how these matters will continue to evolve. Although any impact would likely vary by geographic region and/or market, the adoption of new environmental laws or regulations may increase costs and/or operational complexity for the Company.
To guide its management of environmental matters and to strengthen its resiliency, the Company has developed goals and commitments that are informed by relevant frameworks, including the Taskforce on Climate-Related Financial Disclosures. These include initiatives to reduce Systemwide greenhouse gas emissions, eliminate deforestation from the Company's global supply chain, efficiently manage natural resources, responsibly source ingredients and packaging and increase the availability of recycling in restaurants to reduce waste, which are areas of increasing importance to the Company and its stakeholders and where the Company believes it can have a significant impact and help to drive industry-wide change. In recent years, the Company has made significant progress on many of its global goals and commitments. You can find more information about these initiatives, as well as other environmental sustainability matters, on the “Our Purpose & Impact” section of the Company's website, which is updated periodically as progress and performance updates become available. Information can also be found in the Company's annual Climate Change, Forests and Water reports submitted to CDP, an organization that helps companies manage their environmental impacts, and in the Company's first Climate Risk & Resiliency Summary.
The Company is conducting and analyzing climate scenario modeling to continue to identify and further understand potential risks and opportunities and is working with expert partners to evaluate the potential significant impacts and implications for the System. The Company will continue to assess potential risks and opportunities to analyze possible significant impacts to the System because it believes taking action on environmental matters will drive long-term business value by ensuring that it is managing operational costs in its energy supply, improving the security of its raw material supply, stewarding the environment in its surrounding communities and reducing its exposure to increasing environmental risks, regulation and costs.
SUPPLY CHAIN, FOOD SAFETY AND QUALITY
The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards and maintains quality centers around the world designed to promote consistency of these high standards. The quality management systems and processes involve ongoing product reviews, virtual supplier visits and third-party verifications. A Food Safety Advisory Council, comprised of the Company’s internal food safety experts as well as suppliers and outside academics, provides strategic global leadership for all aspects of food safety and quality. The Company also has ongoing programs to educate employees about food safety practices, including proper storage, handling and preparation of food for customers, and conducts trainings for its suppliers and restaurant operators to share best practices on food safety and quality.
The Company works closely with suppliers to encourage innovation and drive continuous improvement across its global supply chain. Leveraging its scale, supply chain infrastructure and risk management strategies, the Company collaborates with suppliers on contingency planning to achieve continuous supply and competitive, predictable costs over the long term. The Company also works closely with suppliers and other third-party experts to drive sustainable sourcing initiatives, including the environmental matters discussed above and improving the health and welfare of the animals within its supply chain. Led by its Chief Supply Chain Officer, the Company has developed and implemented a comprehensive strategy that its global supply chain organization leverages to identify, assess and manage risk in its supply chain.
To reinforce the importance of its values, the Company maintains a Supplier Code of Conduct that applies to all of its suppliers around the world. The Company expects all of its suppliers to meet the rigorous standards set forth in the Code, which cover areas including human rights, workplace environment, business integrity and environmental management. In addition, the Company has a comprehensive Supplier Workplace Accountability (SWA) program to help suppliers understand its expectations, verify compliance and work toward continuous improvement.
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
McDonald's Corporation 2021 Annual Report 6

McDonald’s restaurants in the U.S. and many international markets offer a full or limited breakfast menu. Breakfast offerings may include Egg McMuffin, Sausage McMuffin with Egg, McGriddles, biscuit and bagel sandwiches, oatmeal, breakfast burritos and hotcakes.
In addition to these menu items, restaurants sell a variety of other products during limited-time promotions.
Taste, quality, choice, value and nutrition are important to customers, and the Company is continuously evolving its menu to meet its customers' needs, including testing new products on an ongoing basis.
MARKETING
McDonald’s global brand is well known. Marketing, promotional and public relations activities are designed with customers in mind and are focused on promoting the McDonald’s brand and differentiating the Company from its competitors. Marketing and promotional efforts focus on value, quality, food taste, menu choice, nutrition, convenience, cultural relevance and the customer experience.
INTELLECTUAL PROPERTY
The Company owns or is licensed to use valuable intellectual property, including trademarks, service marks, patents, copyrights, trade secrets and other proprietary information. The Company considers the "McDonald's" trademark and the Golden Arches Logo to be of material importance to its business. Depending on the jurisdiction, trademarks and service marks generally are valid as long as they are used and/or registered. The Company's patents, copyrights and licenses are of varying durations.
COMPETITION
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
Based on data from Euromonitor International, the global IEO segment was composed of approximately 10 million outlets and generated $1 trillion in annual sales in 2020, the most recent year for which data is available. In 2020, McDonald’s Systemwide restaurant business accounted for 0.4% of those outlets and 9.3% of those sales.
Management also on occasion benchmarks McDonald’s against the entire restaurant industry, including the IEO segment defined above and all full-service restaurants. Based on data from Euromonitor International, the restaurant industry was composed of approximately 19 million outlets and generated $2 trillion in annual sales in 2020. In 2020, McDonald’s Systemwide restaurant business accounted for 0.2% of those outlets and 4.6% of those sales.
GOVERNMENT REGULATIONS
The Company has global operations and is therefore subject to the laws of the United States and many foreign jurisdictions in which it operates and the rules and regulations of various governing bodies, which may differ among jurisdictions. Throughout 2020 and 2021, markets experienced varying levels of government restrictions on restaurant operating hours, limited dine-in capacity, dining room closures and, primarily in 2020, some instances of full restaurant closures. These government restrictions affected the Company's revenues for both periods, with results for 2021 reflecting recovery due to the greater impact of COVID-19 restrictions in 2020. As most revenues are based on a percent of sales, government restrictions as a result of COVID-19 may continue to have an impact on revenues. The Company does not believe that compliance with other current government regulations will have a material effect on the Company's capital expenditures, earnings or competitive position.

McDonald's Corporation 2021 Annual Report 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S VIEW OF THE BUSINESS
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures which are considered to be non-GAAP, including comparable sales growth, Systemwide sales growth, after-tax return on invested capital from continuing operations, free cash flow and free cash flow conversion rate, as described below. Management believes these measures are important in understanding the financial performance of the Company.
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
•The Company’s after-tax return on invested capital ("ROIC") from continuing operations is a metric that management believes measures capital-allocation effectiveness over time. Other companies may calculate ROIC differently, limiting the usefulness of the measure for comparisons with other companies. Refer to the reconciliation in Exhibit 99.1 to this Form 10-K for further information on the Company's calculation of ROIC.
•Free cash flow, defined as cash provided by operations less capital expenditures, and free cash flow conversion rate, defined as free cash flow divided by net income, are measures reviewed by management in order to evaluate the Company’s ability to convert net profits into cash resources, after reinvesting in the core business, that can be used to pursue opportunities to enhance shareholder value. Refer to the reconciliations in Exhibit 99.1 to this Form 10-K for further information on the Company's calculations of free cash flow and free cash flow conversion rate.
2021 FINANCIAL PERFORMANCE
In 2021, global comparable sales increased 17.0%, primarily due to strong sales performance across all segments from continued execution of the Accelerating the Arches strategy, as well as recovery from the impact of COVID-19 in the prior year.
•Comparable sales in the U.S. increased 13.8%, benefiting primarily from strong average check growth, successful menu and marketing promotions and growth in digital channels, which benefited from the launch of the Company's loyalty program.
•Comparable sales in the International Operated segment increased 21.6%, reflecting positive comparable sales across all markets, primarily driven by the U.K. and France.
•Comparable sales in the International Developmental Licensed segment increased 16.6%, reflecting positive comparable sales across all geographic regions.
In addition to the comparable sales results, the Company had the following financial results in 2021:
•Consolidated revenues increased 21% (18% in constant currencies) to $23.2 billion.
•Systemwide sales increased 21% (18% in constant currencies) to $112.5 billion.
•Consolidated operating income increased 41% (38% in constant currencies) to $10.4 billion. Refer to the Operating Income section on page 17 of this Form 10-K for additional details.
•Operating margin, defined as operating income as a percent of total revenues, increased from 38.1% in 2020 to 44.6% in 2021. Excluding net strategic gains detailed in the Operating Income section on page 17 of this Form 10-K, operating margin increased from 36.7% in 2020 to 43.4% in 2021.
•Diluted earnings per share of $10.04 increased 59% (56% in constant currencies). Refer to the Net Income and Diluted Earnings Per Share section on page 12 of this Form 10-K for additional details.
McDonald's Corporation 2021 Annual Report 8

•Cash provided by operations was $9.1 billion, a 46% increase from the prior year.
•Capital expenditures of $2.0 billion were allocated mainly to reinvestment in existing restaurants and, to a lesser extent, to new restaurant openings.
•Free cash flow was $7.1 billion, a 54% increase from the prior year.
•Across the System, nearly 1,500 new restaurants (including those in developmental licensee and affiliate markets) were opened.
•The Company increased its quarterly cash dividend per share by 7% to $1.38 for the fourth quarter, equivalent to an annual dividend of $5.52 per share. The Company returned a total of $4.8 billion to shareholders through share repurchases and dividends in 2021.

STRATEGIC DIRECTION
In late 2020, the Company announced the Accelerating the Arches growth strategy (the “Strategy”). The Strategy, which encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand, reflects a refreshed purpose, updated values and growth pillars that build on the Company’s competitive advantages. The Company's values, which underpin its success and are at the very heart of its Strategy, are discussed further in the Purpose, Mission and Values section on page 4 of this Form 10-K. In 2021, the Company made strides as it maximized the MCD growth pillars to create seamless, memorable customer experiences. Additionally, the creation of the Customer Experience Team brought together teams responsible for global marketing, digital, restaurant development and operations, enabling McDonald’s to create an unparalleled customer experience at each physical and digital customer touchpoint.
GROWTH PILLARS

The growth pillars, rooted in the Company’s identity, MCD, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:

•Maximize our Marketing by investing in new, culturally relevant approaches, such as our Famous Orders platform, to effectively communicate the story of our brand, food and purpose. This also includes enhancing digital capabilities that provide a more personal connection with customers. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand.

•Commit to the Core by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company is prioritizing chicken and beef offerings, as we expect they represent the largest growth opportunities. The Company recognizes there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites, such as the new Crispy Chicken Sandwich that launched in the U.S. in 2021 and the McSpicy Chicken Sandwich, which is now in many markets around the world. The Company is also implementing a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also see a significant opportunity with coffee, and markets are leveraging the McCafé brand, experience, value and quality to drive long-term growth.

•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine to enhance the customer experience. To unlock further growth, the Company is continuing to accelerate technology innovation so that, however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. Notably, 2021 Systemwide sales from digital channels (which are comprised of the mobile app, delivery and kiosk) exceeded $18 billion, or over 25% of Systemwide sales in our top six markets.

◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in with digital enhancements. Through the digital tools, customers can access tailored offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. The Company has successful loyalty programs in over 40 markets around the world, including “MyMcDonald’s Rewards” in the U.S., Germany and Canada, each of which launched in 2021. The Company expects to complete the roll-out of loyalty programs across its top six markets in the first half of 2022. Just six months after its launch, MyMcDonald’s Rewards in the U.S. has enrolled 30 million members, with over 21 million active loyalty members earning rewards.
◦Delivery: The Company has expanded the number of restaurants offering delivery to over 33,000, representing over 80% of McDonald's restaurants, and delivery sales have grown significantly over the past few years. The Company is continuing to build on this progress and enhance the delivery experience for customers by adding the ability to order on the McDonald’s app and optimizing operations with a focus on speed and accuracy. In 2021, the Company entered into long-term strategic partnerships with two of its largest global delivery providers, UberEats and DoorDash, which are expected to benefit both customers and franchisees.
◦Drive Thru: The Company has drive thru locations in over 25,000 restaurants globally, including nearly 95% of the 13,000+ locations in the U.S. This channel remains of heightened importance, and we expect that it will become even more critical to meet customers’ demand for flexibility and choice. The Company is building on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.

McDonald's Corporation 2021 Annual Report 9

Foundational to the Accelerating the Arches Strategy is keeping the customer at the center of everything we do, along with a relentless focus on running great restaurants. The Company believes this Strategy builds on our inherent strengths by harnessing our competitive advantages while leveraging our size, scale and agility to adapt and adjust to operating conditions and consumer demands. These efforts, coupled with investment in innovation, are designed to enhance the customer experience and deliver long-term profitable growth, which is aligned with the Company’s capital allocation philosophy of investing in new restaurants and opportunities to grow the business, reinvesting in existing restaurants, and returning all free cash flow to shareholders over time through dividends and share repurchases.
OUTLOOK
Based on current conditions, the following information is provided to assist in forecasting the Company's results for 2022.
•The Company expects net restaurant unit expansion will contribute about 1.5% to 2022 Systemwide sales growth, in constant currencies.
•The Company expects full year 2022 selling, general & administrative expenses of between 2.2% and 2.3% of Systemwide sales.
•The Company expects operating margin percent to be in the low-to-mid 40% range.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2022 to be relatively flat to 2021.
•Under current tax legislation, the Company expects the effective income tax rate for the full year 2022 to be in the 20% to 22% range. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2022 capital expenditures to be approximately $2.2 to $2.4 billion, about half of which will be directed towards new restaurant unit expansion across the U.S. and International Operated Markets. About 40% will be dedicated to the U.S. business, most of which will go towards reinvestment, including the completion of restaurant modernization efforts. Globally, the Company expects to open over 1,800 restaurants. The Company will open over 500 restaurants in the U.S. and International Operated Markets segments, and developmental licensees and affiliates will contribute capital towards over 1,300 restaurant openings in their respective markets. The Company expects over 1,400 net restaurant additions in 2022.
•The Company expects to achieve a free cash flow conversion rate greater than 90%.

McDonald's Corporation 2021 Annual Report 10

CONSOLIDATED OPERATING RESULTS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 38 of this Form 10-K. This section generally discusses 2021 and 2020 items and the year-to-year comparisons between the years ended December 31, 2021 and 2020. Discussions of 2019 items and the year-to-year comparisons between the years ended December 31, 2020 and 2019 are not included in this Form 10-K and can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021.
Impact of COVID-19 Restrictions on the Business
As a result of COVID-19, throughout 2020 and 2021, markets experienced varying levels of government restrictions on restaurant operating hours, limited dine-in capacity, dining room closures and, primarily in 2020, some instances of full restaurant closures. The Company has applied appropriate precautionary measures, including following the guidance of expert health authorities, and will continue to adapt and enhance its approach in order to protect the safety and well-being of its customers and people. As most revenues and the Company's share of net results in equity investments are based on sales results, consumer sentiment and government restrictions as a result of COVID-19 may continue to have an impact on results.

Operating results
		2021		2020	2019
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$9,787	20%	$8,139	(14%)	$9,421
Revenues from franchised restaurants	13,085	22	10,726	(8)	11,656
Other revenues	351	2	343	19	288
Total revenues	23,223	21	19,208	(10)	21,365
Operating costs and expenses
Company-operated restaurant expenses	8,047	15	6,981	(10)	7,761
Franchised restaurants-occupancy expenses	2,335	6	2,208	—	2,201
Other restaurant expenses	260	(2)	267	19	224
Selling, general & administrative expenses
Depreciation and amortization	330	10	301	14	262
Other	2,378	6	2,245	14	1,967
Other operating (income) expense, net	(483)	n/m	(118)	2	(120)
Total operating costs and expenses	12,867	8	11,884	(3)	12,295
Operating income	10,356	41	7,324	(19)	9,070
Interest expense	1,186	(3)	1,218	9	1,122
Nonoperating (income) expense, net	42	n/m	(35)	50	(70)
Income before provision for income taxes	9,128	49	6,141	(23)	8,018
Provision for income taxes	1,583	12	1,410	(29)	1,993
Net income	$7,545	59%	$4,731	(21%)	$6,025
Earnings per common share—diluted	$10.04	59%	$6.31	(20%)	$7.88
Weighted-average common shares outstanding— diluted	751.8	—%	750.1	(2%)	764.9
n/m Not meaningful

McDonald's Corporation 2021 Annual Report 11

IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
While changes in foreign currency exchange rates affect reported results, McDonald’s mitigates exposures, where practical, by purchasing goods and services in local currencies, financing in local currencies and hedging certain foreign-denominated cash flows.

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2021	2020	2019	2021	2020	2019
Revenues	$23,223	$19,208	$21,365	$488	$(75)	$(610)
Company-operated margins	1,740	1,158	1,660	42	(1)	(51)
Franchised margins	10,750	8,519	9,455	223	32	(256)
Selling, general & administrative expenses	2,708	2,546	2,229	(28)	(2)	29
Operating income	10,356	7,324	9,070	231	35	(280)
Net income	7,545	4,731	6,025	150	26	(165)
Earnings per common share—diluted	10.04	6.31	7.88	0.20	0.04	(0.21)

In 2021, results primarily reflected the strengthening of the British Pound, Euro, Australian Dollar and Canadian Dollar.

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2021, net income increased 59% (56% in constant currencies) to $7.5 billion and diluted earnings per common share increased 59% (56% in constant currencies) to $10.04. Foreign currency translation had a positive impact of $0.20 on diluted earnings per share.
Results in 2021 reflected stronger operating performance across all segments due to higher sales-driven restaurant margins as the Company continues to execute on its Accelerating the Arches Strategy. Results also benefited from fewer restaurant closures and reduced COVID-related government restrictions compared with the prior year.
Outlined below is additional information for the full year 2021, 2020 and 2019:

Diluted Earnings Per Common Share Reconciliation
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
	2021	2020	2019	2021	2020	2021	2020
GAAP earnings per share-diluted	$10.04	$6.31	$7.88	59%	(20%)	56%	(20%)
Strategic (gains) charges	(0.28)	(0.26)	0.07
Income tax (benefit) cost, net	(0.48)	—	(0.11)
Non-GAAP earnings per share-diluted	$9.28	$6.05	$7.84	53%	(23%)	50%	(23%)
2021 results included:
◦net pre-tax strategic gains of $339 million, or $0.33 per share, primarily related to the sale of McDonald's Japan stock. This reduced the Company's ownership to 35% and completed the planned partial divestiture of the Company's ownership in McDonald's Japan
◦$54 million, or $0.05 per share, of strategic charges primarily related to the sale of McD Tech Labs
◦$364 million, or $0.48 per share, of income tax benefits which related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate
2020 results included:
◦net pre-tax strategic gains of $268 million, or $0.26 per share, primarily related to the sale of McDonald's Japan stock
2019 results included:
◦$84 million, or $0.11 per share, of income tax benefit due to regulations issued in the fourth quarter 2019 related to the Tax Cuts and Jobs Act of 2017 (“Tax Act”)
◦net pre-tax strategic charges of $74 million, or $0.07 per share, primarily related to impairment associated with the purchase of the Company's joint venture partner's interest in the India Delhi market, partly offset by gains on the sales of property at the former Corporate headquarters
Excluding the above 2021 and 2020 items, 2021 net income increased 54% (50% in constant currencies), and diluted earnings per share increased 53% (50% in constant currencies).
The Company repurchased 3.4 million shares of its stock for $846 million in 2021 and 4.3 million shares of its stock for $874 million in 2020.

McDonald's Corporation 2021 Annual Report 12

REVENUES
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand and third party revenues for the Dynamic Yield business.
Franchised restaurants represented 93% of McDonald's restaurants worldwide at December 31, 2021. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales and resulting cash flow streams.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2021	2020	2019	2021	2020	2021	2020
Company-operated sales:
U.S.	$2,617	$2,395	$2,490	9%	(4%)	9%	(4%)
International Operated Markets	6,456	5,114	6,334	26	(19)	23	(18)
International Developmental Licensed Markets & Corporate	715	630	597	13	6	10	7
Total	$9,788	$8,139	$9,421	20%	(14%)	18%	(12%)
Franchised revenues:
U.S.	$6,094	$5,261	$5,353	16%	(2%)	16%	(2%)
International Operated Markets	5,638	4,348	5,064	30	(14)	24	(15)
International Developmental Licensed Markets & Corporate	1,353	1,117	1,239	21	(10)	20	(8)
Total	$13,085	$10,726	$11,656	22%	(8%)	19%	(8%)
Total Company-operated sales and Franchised revenues:
U.S.	$8,711	$7,656	$7,843	14%	(2%)	14%	(2%)
International Operated Markets	12,094	9,462	11,398	28	(17)	23	(17)
International Developmental Licensed Markets & Corporate	2,068	1,747	1,836	18	(5)	16	(3)
Total	$22,873	$18,865	$21,077	21%	(10%)	19%	(10%)
Total Other revenues	$350	$343	$288	2%	19%	—%	19%
Total Revenues	$23,223	$19,208	$21,365	21%	(10%)	18%	(10%)
In 2021, total Company-operated sales and franchised revenues increased 21% (19% in constant currencies). Results reflected strong sales performance across all segments and were driven by the U.K., France and Russia in the International Operated Markets segment. The International Developmental Licensed Markets segment reflected strong sales performance across all geographic regions.

TOTAL REVENUES BY SEGMENT

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate

McDonald's Corporation 2021 Annual Report 13

The following tables present comparable sales and Systemwide sales increases/(decreases):

Comparable sales increases/(decreases)

	2021	2020	2019
U.S.	13.8%	0.4%	5.0%
International Operated Markets	21.6	(15.0)	6.1
International Developmental Licensed Markets & Corporate	16.6	(10.5)	7.2
Total	17.0%	(7.7%)	5.9%

Due to the impact of COVID-19 in 2020, comparable sales growth from 2020 to 2021 may not be fully indicative of the Company's performance. Therefore in 2021, management also analyzed comparable sales growth on a two-year basis as a metric to compare results for 2021 against more normalized sales performance in 2019. The following chart presents comparable sales growth on a two-year basis by segment:

COMPARABLE SALES GROWTH ON A TWO-YEAR BASIS

Systemwide sales increases/(decreases)*

			Increase/(decrease) excluding currency translation
	2021	2020	2021	2020
U.S.	13%	—%	13%	—%
International Operated Markets	29	(13)	24	(14)
International Developmental Licensed Markets & Corporate	21	(10)	20	(8)
Total	21%	(7%)	18%	(7%)
    * Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2021	2020	2019	2021	2020	2021	2020
U.S.	$43,344	$38,123	$37,923	14%	1%	14%	1%
International Operated Markets	33,097	25,446	28,853	30	(12)	24	(13)
International Developmental Licensed Markets & Corporate	26,234	21,609	23,981	21	(10)	21	(8)
Total	$102,675	$85,178	$90,757	21%	(6%)	18%	(6%)

Ownership type
Conventional franchised	$75,956	$63,297	$66,415	20	(5%)	18%	(5%)
Developmental licensed	15,151	11,781	14,392	29	(18)	28	(14)
Foreign affiliated	11,568	10,100	9,950	15	2	13	—
Total	$102,675	$85,178	$90,757	21%	(6%)	18%	(6%)

McDonald's Corporation 2021 Annual Report 14

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

Restaurant margins

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2021	2020	2019	2021	2020	2021	2020
Franchised:
U.S.	$4,906	$4,097	$4,227	20%	(3%)	20%	(3%)
International Operated Markets	4,516	3,329	4,018	36	(17)	29	(19)
International Developmental Licensed Markets & Corporate	1,328	1,093	1,210	22	(10)	20	(8)
Total	$10,750	$8,519	$9,455	26%	(10%)	24%	(10%)
Company-operated:
U.S.	$511	$405	$388	26%	4%	26%	4%
International Operated Markets	1,208	748	1,266	61	(41)	56	(41)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$1,740	$1,158	$1,660	50%	(30%)	47%	(30%)
Total restaurant margins:
U.S.	$5,417	$4,502	$4,615	20%	(2%)	20%	(2%)
International Operated Markets	5,724	4,077	5,284	40	(23)	34	(24)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$12,490	$9,677	$11,115	29%	(13%)	26%	(13%)
n/m Not meaningful
In 2021, total restaurant margins increased 29% (26% in constant currencies), which reflected strong sales performance across all segments.
Franchised margins represented over 85% of restaurant margin dollars.
Franchised margins in the U.S. reflected higher depreciation costs related to investments in restaurant modernization while benefiting from the comparison to prior year support for marketing provided to franchisees to accelerate recovery and drive growth.
Total restaurant margins included $1,533 million of depreciation and amortization expenses in 2021.

RESTAURANT MARGINS BY TYPE (In millions)

McDonald's Corporation 2021 Annual Report 15

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2021	2020	2019	2021	2020	2021	2020
U.S.	$696	$625	$587	11%	7%	11%	7%
International Operated Markets	692	700	629	(1)	11	(5)	11
International Developmental Licensed Markets & Corporate(1)	1,320	1,221	1,013	8	20	8	20
Total Selling, General & Administrative Expenses	$2,708	$2,546	$2,229	6%	14%	5%	14%

Less: Incentive-Based Compensation(2)	439	158	289	n/m	(45%)	n/m	(45%)
Total Excluding Incentive-Based Compensation	$2,269	$2,388	$1,940	(5%)	23%	(6%)	23%
(1)Includes home office support costs in areas such as facilities, finance, human resources, investments in strategic technology initiatives, legal, marketing, restaurant operations, supply chain and training.
(2)Includes all cash incentives and share-based compensation expense.
In 2021, consolidated selling, general & administrative expenses increased 6% (5% in constant currencies), reflecting an increase in incentive-based compensation expense driven by stronger than planned operating results and higher costs for investments in restaurant technology. These results also benefited from the comparison to the Company's five-year, $100 million commitment to RMHC, increased investments in brand communications and incremental marketing contributions in 2020.
Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.
SELLING, GENERAL & ADMINISTRATIVE EXPENSES AS A PERCENT OF SYSTEMWIDE SALES

2.4%
0.4%
2.0%
2.7%
0.2%
2.5%
2.2%
0.3%
1.9%
2021
2020
2019
Incentive-based compensation
All other selling, general & administrative expenses

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2021	2020	2019
Gains on sales of restaurant businesses	$(96)	$(23)	$(127)
Equity in earnings of unconsolidated affiliates	(177)	(117)	(154)
Asset dispositions and other (income) expense, net	75	290	87
Impairment and other charges (gains), net	(285)	(268)	74
Total	$(483)	$(118)	$(120)

McDonald's Corporation 2021 Annual Report 16

•Gains on sales of restaurant businesses
In 2021, gains on sales of restaurant businesses increased due to a higher number of restaurant sales, primarily in the U.S., the U.K. and Germany.
•Equity in earnings of unconsolidated affiliates
In 2021, equity in earnings of unconsolidated affiliates increased due to the recovery from the impact of COVID-19, offset by lower equity in earnings as a result of the reduced ownership in McDonald's Japan.
•Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net reflected lower bad debt expense and lower restaurant closing costs compared to the prior year, as well as higher gains on strategic property sales and the comparison to prior year payments to distribution centers for obsolete inventory to support franchisee liquidity.
•Impairment and other charges (gains), net
In 2021, impairment and other charges (gains), net reflected $339 million of pre-tax strategic gains related to the sale of McDonald's Japan stock. These results were partly offset by $54 million of strategic charges primarily related to the sale of McD Tech Labs.
The results in 2020 reflected $274 million of pre-tax strategic gains related to the sale of McDonald's Japan stock. Results for the year 2020 also reflected the write-off of impaired software of $26 million, partly offset by $13 million of income associated with the Company's sale of its business in the India Delhi market.
The results in 2019 reflected $99 million of impairment associated with the purchase of the Company's joint venture partner's interest in the India Delhi market, partly offset by $20 million of gains on the sales of property at the former Corporate headquarters.

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2021	2020	2019	2021	2020	2021	2020
U.S.	$4,755	$3,789	$4,069	25%	(7%)	25%	(7%)
International Operated Markets	5,130	3,315	4,789	55	(31)	48	(32)
International Developmental Licensed Markets & Corporate	471	220	212	n/m	4	n/m	12
Total	$10,356	$7,324	$9,070	41%	(19%)	38%	(20%)

Operating margin	44.6%	38.1%	42.5%
Non-GAAP operating margin	43.4%	36.7%	42.8%

•Operating Income: Operating income increased 41% (38% in constant currencies). Results for the year 2021 reflected $339 million of net strategic gains, primarily related to the sale of McDonald's Japan stock, partly offset by $54 million of strategic charges primarily related to the sale of McD Tech Labs. Results for 2020 included $268 million of net strategic gains, primarily related to the sale of McDonald's Japan stock. Excluding these current year and prior year items, operating income increased 43% (39% in constant currencies) for 2021.
•U.S.: The operating income increase was driven by strong sales performance, higher gains on sales of restaurants and the comparison to approximately $100 million of incremental marketing support in the prior year.
•International Operated Markets: The operating income increase was driven by strong sales performance, primarily in the U.K. and France, as well as lower store closing costs and bad debt expense. Results also reflected the comparison to over $100 million of incremental marketing support in the prior year.
•International Developmental Licensed Markets & Corporate: Excluding strategic gains and charges, results reflected strong sales performance across most of the segment and higher Corporate general and administrative expenses due to increased incentive-based compensation expense in the current year. Results also reflected the comparison to the Company's five-year commitment to RMHC and higher investments in brand communications in the prior year.

McDonald's Corporation 2021 Annual Report 17

OPERATING INCOME BY SEGMENT*

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate*
*The IDL segment data in this graphic excludes Corporate activities, which is a Non-GAAP presentation.
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
Excluding the net strategic gains, the increase in operating margin percent for 2021 was due to strong sales-driven restaurant margin growth and higher other operating income, partly offset by higher incentive-based compensation expense.

NON-GAAP OPERATING MARGIN PERCENT ROLL-FORWARD*

Non-GAAP operating margin	Increase	Decrease
*The operating margin roll-forward excludes the strategic gains and charges previously described.

McDonald's Corporation 2021 Annual Report 18

INTEREST EXPENSE
Interest expense decreased 3% (4% in constant currencies) and increased 9% (8% in constant currencies) in 2021 and 2020, respectively. Results in 2021 reflected lower average debt balances.

NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2021	2020	2019
Interest income	$(9)	$(18)	$(37)
Foreign currency and hedging activity	37	(3)	(48)
Other expense	14	(14)	15
Total	$42	$(35)	$(70)
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

PROVISION FOR INCOME TAXES
In 2021, 2020 and 2019 the reported effective income tax rates were 17.3%, 23.0% and 24.9%, respectively.
Results for 2021 included $364 million of income tax benefits due to a change in the U.K. statutory income tax rate. Excluding the income tax benefits and the tax impact of net strategic gains, the effective income tax rate for the year was 21.1%.
The effective income tax rate for 2020 included $50 million of income tax benefits due to new U.S. tax regulations and $48 million of income tax benefits related to the impact of a tax rate change in the U.K.
The effective income tax rate for 2019 reflected $84 million of income tax benefit due to regulations issued in the fourth quarter 2019 related to the Tax Act. Excluding the income tax benefit, the effective income tax rate was 25.9% for the year 2019.
Consolidated deferred tax assets, net of valuation allowance, was $6.6 billion in 2021 and $6.5 billion in 2020. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.

RECENTLY ISSUED ACCOUNTING STANDARDS
Recently issued accounting standards are included on page 43 of this Form 10-K.

CASH FLOWS
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $9.1 billion in 2021, an increase of $2.9 billion or 46%. Free cash flow was $7.1 billion in 2021, an increase of $2.5 billion or 54%. The Company’s free cash flow conversion rate was 94% in 2021 and 98% in 2020. Cash provided by operations increased in 2021 compared to 2020 due to improved operating results and changes in working capital, partly offset by higher income tax payments.
Cash used for investing activities totaled $2.2 billion in 2021, an increase of $620 million compared with 2020. The increase was primarily due to higher capital expenditures and purchases of restaurant businesses, partly offset by higher sales of restaurant businesses and property.
Cash used for financing activities totaled $5.6 billion in 2021, an increase of $3.3 billion compared with 2020. The increase was primarily due to $1.1 billion in net debt repayments in 2021 compared with $2.2 billion in net debt issuances in 2020.
The Company’s cash and equivalents balance was $4.7 billion and $3.4 billion at year end 2021 and 2020, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.
McDonald's Corporation 2021 Annual Report 19

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2021, the Company opened 1,494 restaurants and closed 661 restaurants. In 2020, the Company opened 977 restaurants and closed 643 restaurants. The increase in openings in 2021 was primarily due to recovery from the impact of COVID-19 in the prior year.
Systemwide restaurants at year end

	2021	2020	2019
U.S.	13,438	13,682	13,846
International Operated Markets	10,785	10,560	10,465
International Developmental Licensed Markets & Corporate	15,808	14,956	14,384
Total	40,031	39,198	38,695
RESTAURANTS BY OWNERSHIP TYPE

Franchised restaurants	Company-operated restaurants

Approximately 93% of the restaurants at year-end 2021 were franchised, including 95% in the U.S., 84% in International Operated Markets and 98% in the International Developmental Licensed Markets.
Capital expenditures increased $399 million or 24% in 2021 due to higher reinvestment in existing restaurants and an increase in new restaurant openings that required the Company's capital. Capital expenditures decreased $753 million or 31% in 2020 primarily due to lower reinvestment in existing restaurants as a result of COVID-19.

McDonald's Corporation 2021 Annual Report 20

CAPITAL EXPENDITURES BY TYPE (In millions)
* Primarily corporate equipment and other office-related expenditures.

New restaurant investments in all years were concentrated in markets with strong returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, as well as leveraging the Company's global sourcing network and best practices. Although the Company is not responsible for all costs for every restaurant opened, total development costs for new traditional McDonald’s restaurants in the U.S. averaged approximately $4.4 million in 2021.
As of December 31, 2021 and 2020, the Company owned approximately 55% of the land and 80% of the buildings for restaurants in its consolidated markets.

SHARE REPURCHASES AND DIVIDENDS
In 2021, the Company returned approximately $4.8 billion to shareholders, primarily through dividends paid.
Shares repurchased and dividends

In millions, except per share data	2021	2020	2019
Number of shares repurchased	3.4	4.3	25.0
Shares outstanding at year end	745	745	746
Dividends declared per share	$5.25	$5.04	$4.73
Treasury stock purchases (in Shareholders' equity)	$846	$874	$4,980
Dividends paid	3,919	3,753	3,582
Total returned to shareholders	$4,765	$4,627	$8,562
In December 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding stock, with no specified expiration date. In 2021, approximately 3.4 million shares were repurchased for $845.5 million, bringing total purchases under the program to approximately 7.7 million shares or $1.7 billion.
The Company has paid dividends on its common stock for 46 consecutive years and has increased the dividend amount every year. The 2021 full year dividend of $5.25 per share reflects the quarterly dividend paid for each of the first three quarters of $1.29 per share, with an increase to $1.38 per share paid in the fourth quarter. This 7% increase in the quarterly dividend equates to a $5.52 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

McDonald's Corporation 2021 Annual Report 21

FINANCIAL POSITION AND CAPITAL RESOURCES
TOTAL ASSETS AND RETURN
Total assets increased $1.2 billion or 2% in 2021, primarily due to an increase in Cash and equivalents driven by improved operating results. Net property and equipment decreased $0.2 billion in 2021, primarily due to depreciation and the impact of foreign exchange rates. Net property and equipment and the Lease right-of-use asset, net represented approximately 46% and approximately 25%, respectively, of total assets at year-end. Approximately 84% of total assets were in the U.S. and International Operated Markets at year-end 2021.
The Company’s after-tax ROIC from continuing operations is a metric that management believes measures capital-allocation effectiveness over time and was 21.5%, 14.9% and 19.2% as of December 31, 2021, 2020 and 2019, respectively. The increase from 2020 to 2021 was primarily due to improved operating results and recovery from the impact of COVID-19 as well as lower average debt balances compared to the prior year. Refer to the reconciliation in Exhibit 99.1 to this Form 10-K.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2021 totaled $35.6 billion, compared with $37.4 billion at December 31, 2020. The net decrease in 2021 was due to net repayments of $1.1 billion and the impact of changes in exchange rates on foreign currency denominated debt of $731 million.
Debt highlights(1)

	2021	2020	2019
Fixed-rate debt as a percent of total debt(2,3)	95%	95%	92%
Weighted-average annual interest rate of total debt(3)	3.2	3.2	3.2
Foreign currency-denominated debt as a percent of total debt(2)	36	36	38
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	115	126	131
Cash provided by operations as a percent of total debt(2)	26	17	24
(1)All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year. See reconciliation in Exhibit 99.1.
(2)Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See the Debt Financing footnote on page 57 of this Form 10-K.
(3)Includes the effect of interest rate swaps used to hedge debt.

Standard & Poor's and Moody's currently rate the Company’s commercial paper A-2 and P-2, respectively, and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. In December 2019, the Company's Board of Directors authorized $15 billion of borrowing capacity with no specified expiration date, of which $8.3 billion remains outstanding as of December 31, 2021. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In April 2020, the Company’s Board of Directors provided additional authorization to issue commercial paper and draw on lines of credit agreements up to $8 billion in addition to the $15 billion authorized as referenced above. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company has $4.5 billion available under committed line of credit agreements (see the Debt Financing footnote on page 57 of this Form 10-K). As of December 31, 2021, the Company's subsidiaries also had $263 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $12.8 billion and $13.7 billion for the years ended December 31, 2021 and 2020, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies footnote related to financial instruments and hedging activities on page 47 of this Form 10-K for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2021, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on hedges of certain of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

McDonald's Corporation 2021 Annual Report 22

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2021	2020
British Pounds Sterling	$1,293	$1,374
Canadian Dollars	904	878
Australian Dollars	855	913
Russian Ruble	518	533
Polish Zloty	427	393
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2021 levels nor a 10% adverse change in foreign currency rates from 2021 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY AND USES OF CASH
The Company generates significant cash from operations and expects available cash and cash equivalents, future operating cash flows and its ability to issue debt to be sufficient to finance its foreseeable operating needs and other cash requirements.
Consistent with prior years, the Company expects existing domestic cash and equivalents, domestic cash flows from operations, the ability to issue domestic debt and repatriation of a portion of foreign earnings to continue to be sufficient to fund its domestic operating, investing and financing activities. The Company also continues to expect existing foreign cash and equivalents and foreign cash flows from operations to be sufficient to fund its foreign operating, investing and financing activities. In the future, should more capital be required to fund activities in the U.S. than is generated by domestic operations and is available through the issuance of domestic debt, the Company could elect to repatriate a greater portion of future periods' earnings from foreign jurisdictions.
The Company has significant operations outside the U.S. where it earns approximately 65% of its operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of its international operations.
Sources of Liquidity
The Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Minimum rent payments under franchise arrangements are based on the Company’s underlying investment in owned sites and parallel the Company’s underlying lease obligations and escalations on properties that are leased. The Company believes that control over the real estate enables it to achieve restaurant performance levels that are among the highest in the industry. Refer to the Franchise Arrangements footnote on page 51 of this Form 10-K for additional information on future gross minimum payments due to the Company under existing conventional franchise arrangements.
Additionally, the Company is authorized to utilize up to $15 billion of borrowing capacity in various forms by the Board of Directors, of which $8.3 billion remains outstanding as of December 31, 2021, as well as the ability to issue commercial paper and draw on lines of credit agreements up to $8 billion. Refer to the Financing and Market Risk section on page 22 of this Form 10-K.
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. Refer to the Leasing Arrangements footnote on page 52 and the Debt Financing footnote on page 57 of this Form 10-K for more information.
The Company also records liabilities related to supplemental benefit plans maintained in the U.S. as well as liabilities for gross unrecognized tax benefits on certain tax positions. Details related to these obligations are provided in the Employee Benefit Plan footnote on page 56 and the Income Taxes footnote on page 54 of this Form 10-K.
The Company contracts with vendors and suppliers in the normal course of business. These contracts may include items related to construction projects, inventory, energy, marketing, technology and other services. Generally, these items are shorter term in nature and have no minimum payment requirements. These expenses, along with other standard operating expenses incurred, are funded from operating cash flows and reflected in other areas of this Form 10-K (e.g., franchised margins, Company-operated margins and selling, general & administrative expenses that are reflected in the Consolidated Statement of Income and capital expenditures that are reflected on the Consolidated Statement of Cash Flows).
Additionally, the Company has guaranteed certain loans totaling approximately $110 million at December 31, 2021. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of the System. At December 31, 2021, there was no carrying value for obligations under these guarantees in the Consolidated Balance Sheet.

McDonald's Corporation 2021 Annual Report 23

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
The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:
•Property and equipment
Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. Refer to the Property and Equipment section in the Summary of Significant Accounting Policies footnote on page 44 of this Form 10-K and the Property and Equipment footnote on page 51 of this Form 10-K for additional information.
•Leasing Arrangements
The Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company. The Company also uses an incremental borrowing rate in calculating the Lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. Refer to the Leasing section in the Summary of Significant Accounting Policies footnote on page 44 of this Form 10-K and the Leasing Arrangements footnote on page 52 of this Form 10-K for additional information.
•Long-lived assets impairment review
Long-lived assets (including goodwill) are reviewed for impairment annually. If qualitative indicators of impairment are present, such as changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends, the Company will use these and other factors in estimating future cash flows when testing for the recoverability of its long-lived assets. Estimates of future cash flows are highly subjective judgements based on the Company’s experience and knowledge of its operations. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, it may be required to record impairment charges. Refer to the Long-lived Assets and Goodwill sections in the Summary of Significant Accounting Policies footnote on page 45 of this Form 10-K for additional information.
•Litigation accruals
In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Refer to the Contingencies footnote on page 53 of this Form 10-K for additional information.
•Income taxes
The Company records a valuation allowance to reduce its deferred tax assets if it is considered more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company operates within, and is subject to audit in, multiple taxing jurisdictions. The Company records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.
Refer to the Income Taxes section in the Summary of Significant Accounting Policies footnote on page 46 of this Form 10-K and the Income Taxes footnote on page 54 of this Form 10-K for additional information.

EFFECTS OF CHANGING PRICES — INFLATION
Broader inflationary pressures in the economy are expected to continue to impact the restaurant industry through supply chain and labor cost challenges—fueled in part by pent-up demand, supply chain interruptions and rising energy prices. The Company has demonstrated an ability to manage these inflationary cost increases effectively through its rapid inventory turnover, ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs and partly financed by debt made less expensive by inflation.

McDonald's Corporation 2021 Annual Report 24

Other Key Information

FIVE-YEAR SUMMARY

	Years ended December 31,

In millions, except per share and unit amounts	2021	2020	2019	2018	2017
Consolidated Statement of Income Data
Revenues
Sales by Company-operated restaurants	$9,787	$8,139	$9,421	$10,013	$12,719
Revenues from franchised restaurants	13,085	10,726	11,656	11,012	10,101
Other revenues	351	343	288	233	140
Total revenues	23,223	19,208	21,365	21,258	22,960
Operating income	10,356	7,324	9,070	8,823	9,553
Net income	7,545	4,731	6,025	5,924	5,192
Consolidated Statement of Cash Flows Data
Cash provided by operations	$9,142	$6,265	$8,122	$6,967	$5,551
Cash used for (provided by) investing activities	2,166	1,546	3,071	2,455	(562)
Capital expenditures	2,040	1,641	2,394	2,742	1,854
Cash used for financing activities	5,596	2,249	4,995	5,950	5,311
Treasury stock purchases(1)	846	874	4,980	5,247	4,651
Common stock dividends	3,919	3,753	3,582	3,256	3,089
Financial Position
Total assets(2)	$53,854	$52,627	$47,511	$32,811	$33,804
Total debt	35,623	37,440	34,177	31,075	29,536
Total shareholders’ equity (deficit)	(4,601)	(7,825)	(8,210)	(6,258)	(3,268)
Shares outstanding	745	745	746	767	794
Per Common Share Data
Earnings-diluted	$10.04	$6.31	$7.88	$7.54	$6.37
Dividends declared	5.25	5.04	4.73	4.19	3.83
Market price at year end	268.07	214.58	197.61	177.57	172.12
Restaurant Information and Other Data
Restaurants at year end
Company-operated restaurants	2,736	2,677	2,636	2,770	3,133
Franchised restaurants	37,295	36,521	36,059	35,085	34,108
Total Systemwide restaurants	40,031	39,198	38,695	37,855	37,241
Franchised sales(3)	$102,675	$85,178	$90,757	$86,134	$78,191
(1)Represents treasury stock purchases as reflected in Shareholders' equity. Treasury stock purchases decreased from 2019 to 2020 as the Company suspended its share repurchase program in March 2020. The Company resumed its share repurchase program in the third quarter of 2021.
(2)Total assets increased from 2018 to 2019 primarily due to the Company's Lease right-of-use asset recorded as a result of the adoption of Accounting Standard Codification ("ASC") Topic 842, "Leases" ("ASC 842").
(3)While franchised sales are not recorded as revenues by the Company, management believes they are important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. Franchised restaurants represent 93% of McDonald's restaurants worldwide at December 31, 2021.
McDonald's Corporation 2021 Annual Report 25

STOCK PERFORMANCE GRAPH
At least annually, McDonald's considers which companies comprise a readily identifiable investment peer group. The Company is included in published restaurant indices; however, unlike most other companies included in these indices, which have no or limited international operations, McDonald's does business in more than 100 countries and a substantial portion of its revenues and income is generated outside the U.S. In addition, because of its size, McDonald's inclusion in those indices tends to skew the results. Therefore, the Company believes that such a comparison is not meaningful.
The Company's market capitalization, trading volume and importance in an industry that is vital to the U.S. economy have resulted in McDonald's inclusion in the Dow Jones Industrial Average ("DJIA") since 1985. Like McDonald's, many DJIA companies generate meaningful revenues and income outside the U.S. and some manage global brands. Thus, the Company believes that the use of the DJIA companies as the group for comparison purposes is appropriate.
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index ("S&P 500 Index") and to the DJIA companies for the five-year period ended December 31, 2021. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2016. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the DJIA Index, which is not weighted by market capitalization and may be composed of different companies during the period under consideration.

Comparison of Cumulative Five-Year Total Return
$300
$250
$200
$150
$100
$50
2016
2017
2018
2019
2020
2021
McDonald's Corporation
S&P 500 Index
Dow Jones Industrials

Company/Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
McDonald's Corporation	$100	$145	$153	$175	$195	$249
S&P 500 Index	$100	$122	$116	$153	$181	$233
Dow Jones Industrials	$100	$128	$124	$155	$170	$206
Source: S&P Capital IQ
McDonald's Corporation 2021 Annual Report 26

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol "MCD" and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2022 was estimated to be 3,400,000.
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through dividends and share repurchases. The Company has paid dividends on common stock for 46 consecutive years through 2021 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2021*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2021	1,343,834	241.93	1,343,834	$13,741,799,249
November 1-30, 2021	1,070,261	250.85	1,070,261	13,473,328,837
December 1-31, 2021	750,182	257.22	750,182	13,280,370,238
Total	3,164,277	248.57	3,164,277
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

McDonald's Corporation 2021 Annual Report 27

RISK FACTORS

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
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations since early 2020, and has resulted in increased pressure on labor availability and supply chain management. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and we expect will continue to cause, consumer behavior to change, worsening or volatile economic conditions in certain markets, and increased regulatory complexity and compliance costs, each of which could continue to adversely affect our business. In addition, our global operations have been disrupted to varying degrees in different markets and may continue to be disrupted to varying degrees given the unpredictability of the virus, its resurgences and variants and government responses thereto as well as potentially permanent changes to the industry in which we operate. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections or the emergence of new variants in one or more markets, the availability, acceptance or effectiveness of vaccines or vaccination rates across the globe, the pandemic has negatively impacted our business and is expected to continue to impact our financial results, condition and outlook in a way that may be material.
The COVID-19 pandemic may also heighten other risks disclosed in these Risk Factors, including, but not limited to, those related to labor availability and costs, supply chain interruptions, commodity costs, consumer behavior, consumer perceptions of our brand and competition.
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
To be successful in the future, we believe we must preserve, enhance and leverage the value of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions, which are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which constantly evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Our business could also be impacted by business incidents or practices, whether actual or perceived, particularly if they receive considerable publicity or result in litigation, as well as by our position or perceived lack of position on environmental, social responsibility, public policy, geopolitical and similar matters. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
McDonald's Corporation 2021 Annual Report 28

If we do not anticipate and address evolving consumer preferences and effectively execute our pricing, promotional and marketing plans, our business could suffer.
Our continued success depends on our System’s ability to build upon our historic strengths and competitive advantages. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and trends in food sourcing, food preparation, food offerings, and consumer behavior and preferences, including with respect to environmental and social responsibility matters, in the IEO segment. If we are not able to predict, or quickly and effectively respond to, these changes, or if our competitors predict or respond more effectively, our financial results could be adversely impacted.
Our ability to build upon our strengths and advantages also depends on the impact of pricing, promotional and marketing plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer behavior and preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies and marketing plans, as well as the value proposition they represent, are expected to continue to be important components of our business strategy. However, they may not be successful, or may not be as successful as the efforts of our competitors, which could negatively impact sales, guest counts and market share.
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
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, digital engagement and delivery in order to transform the customer experience. As part of these investments, we are continuing to place emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which may not generate expected results. We also continue to offer and refine our delivery initiatives, including through growing awareness and trial. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction, and may introduce additional food quality, food safety and customer satisfaction risks. If these customer experience initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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
McDonald's Corporation 2021 Annual Report 29

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
We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions and related price increases can adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, unexpected increases in demand, transportation issues, labor issues, weather-related events, natural disasters or other factors beyond the control of us or our suppliers or franchisees. If we experience interruptions in our System’s supply chain, or if contingency planning is not effective, our costs could increase and/or the availability of products critical to our System’s operations could be limited.
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
McDonald's Corporation 2021 Annual Report 30

Challenges with respect to labor, including availability and cost, could impact our business and results of operations.
Our success depends in part on our System’s ability to proactively recruit, motivate and retain qualified individuals to work in McDonald’s restaurants and to maintain appropriately-staffed restaurants in an intensely competitive labor market. If we or our franchisees are unable to adequately staff McDonald’s restaurants, it could negatively impact our operations, including speed of service to customers, and customer satisfaction levels. The System’s ability to meet its labor needs is generally subject to external factors, including the availability of sufficient workforce, unemployment levels and prevailing wages in the markets in which we operate.
Further, increased costs and competition associated with recruiting, motivating and retaining qualified employees, as well as costs associated with promoting awareness of the opportunities of working at McDonald’s restaurants, could have a negative impact on our Company-operated margins and our franchisees’ profitability.
We are also impacted by the costs and other effects of compliance with U.S. and international regulations affecting our workforce, which includes our staff and employees working in our Company-operated restaurants. These regulations are increasingly focused on employment issues, including wage and hour, healthcare, immigration, retirement and other employee benefits and workplace practices. Claims of non-compliance with these regulations could result in liability and expense to us. Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers, including those giving rise to claims of harassment or discrimination (or perceptions thereof) or workplace safety, could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to recruit, motivate and retain talent) or our franchisees and suppliers, whose performance may have a significant impact on our results.
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
Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Certain of these technology systems contain personal, financial and other information of our customers, employees, franchisees, business customers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, or the theft or unauthorized disclosure of such information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
We also provide certain technology systems to businesses that are unaffiliated with the McDonald’s System and a failure, interruption or breach of these systems may cause harm to those unaffiliated parties, which may result in liability to us or reputational harm.
McDonald's Corporation 2021 Annual Report 31

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
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive regulations involving, among other matters, restaurant operations, product packaging, marketing, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. We also are subject to increasing public focus, including by governmental and non-governmental organizations, on environmental, social responsibility and corporate governance (“ESG”) initiatives. Our success depends in part on our ability to manage the impact of regulations and other initiatives that can affect our business plans and operations, which have increased and may continue to increase our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
We are also subject to legal proceedings that may adversely affect our business, including class actions, administrative proceedings, government investigations and proceedings, shareholder proceedings, employment and personal injury claims, landlord/tenant disputes, supplier-related disputes, and claims by current or former franchisees. Regardless of whether claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations.
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
McDonald's Corporation 2021 Annual Report 32

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
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities, distribution and other operating costs, including labor. Any volatility in certain commodity prices or fluctuation in labor costs could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef, chicken and pork, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand, international commodity markets, food safety concerns, product recalls and government regulation, all of which are beyond our control and, in many instances, unpredictable. Our System can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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
McDonald's Corporation 2021 Annual Report 33

Our business is subject to an increasing focus on ESG matters.
In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations and investors – on ESG matters. A failure, whether real or perceived, to address ESG matters or to achieve progress on our ESG initiatives could adversely affect our business, including by heightening other risks disclosed in these Risk Factors, such as those related to consumer behavior, consumer perceptions of our brand, labor availability and costs, supply chain interruptions, commodity costs, and legal and regulatory complexity. Conversely, our taking a position, whether real or perceived, on ESG, public policy, geopolitical and similar matters could adversely impact our business.
The standards we set for ourselves regarding ESG matters, and our ability to meet such standards, may also impact our business. For example, we are working to manage risks and costs to our System related to climate change, greenhouse gases, and diminishing energy and water resources, and we have announced initiatives relating to, among other things, environmental sustainability, responsible sourcing and increasing diverse representation across our System. We may face increased scrutiny related to reporting on and achieving these initiatives, as well as continued public focus on similar matters, such as packaging and waste, animal health and welfare, deforestation and land use. We may also face increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. Moreover, addressing ESG matters requires Systemwide coordination and alignment, and the standards by which certain ESG matters are measured are evolving and subject to assumptions that could change over time.
Events such as severe weather conditions, natural disasters, hostilities and social unrest, among others, can adversely affect our results and prospects.
Severe weather conditions, natural disasters, hostilities and social unrest, climate change or terrorist activities (or expectations about them) can adversely affect consumer behavior and confidence levels, supply availability and costs and local operations in impacted markets, all of which can affect our results and prospects. Climate change may also increase the frequency and severity of such weather-related events and natural disasters. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.
LEGAL PROCEEDINGS
The Company has pending a number of lawsuits that have been filed in various jurisdictions. These lawsuits cover a broad variety of allegations spanning the Company’s business. The following is a brief description of the more significant types of such claims and lawsuits. In addition, the Company is subject to various national and local laws and regulations that impact various aspects of its business, as discussed under “Government Regulations” below. While the Company does not believe that any such claims, lawsuits, laws or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, it could result in a material adverse impact on the Company’s net income for the period in which it occurs and/or future periods.
▪Franchising
A substantial number of McDonald’s restaurants are franchised to independent owner/operators and developmental licensees under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its current or former franchisees relating to a broad range of subjects, including, but not limited to, quality, service and cleanliness issues, menu pricing, contentions regarding franchise grants or terminations, alleged discrimination, delinquent payments of rents and fees and claims for additional franchises or franchise renewals. Occasional disputes also arise between the Company and individuals who claim they should have been granted a franchise or who challenge the legal distinction between the Company and its franchisees for employment law purposes.
▪Suppliers
The Company and its affiliates and subsidiaries generally do not supply food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers, including service providers, that are required to meet and maintain the Company’s high standards and specifications. On occasion, disputes arise between the Company and its current or former suppliers relating to, for example, compliance with product specifications and the Company’s business relationship with suppliers. Occasional disputes also arise between the Company and individuals or entities who claim that they should be (or should have been) granted the opportunity to supply products or services to the Company’s restaurants.
▪Employees
Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by subsidiaries of the Company. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, disputes occasionally arise regarding hiring, termination, promotion and pay practices, including, but not limited to, wage and hour disputes, alleged discrimination and compliance with labor and employment laws.
▪Customers
McDonald’s restaurants – whether owned by subsidiaries of the Company, independent owner/operators or developmental licensees – regularly serve a broad segment of the public. In so doing, disputes occasionally arise as to products, service, incidents, pricing, advertising, nutritional and other disclosures, as well as other matters common to an extensive restaurant business such as that of the Company.
McDonald's Corporation 2021 Annual Report 34

▪Intellectual Property
The Company has registered trademarks, service marks, patents and copyrights, some of which are of material importance to its business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third-party intellectual property.
▪Government Regulations
National and local governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation. The Company is occasionally involved in litigation or other proceedings regarding these matters. While the Company strives to comply with all applicable existing statutory and administrative rules, it cannot predict the effect on its operations of these matters or the issuance of any future additional requirements.
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
Additional information about the Company’s properties is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 8 of this Form 10-K and in the Financial Statements and Supplementary Data section beginning on page 37 of this Form 10-K.

McDonald's Corporation 2021 Annual Report 35

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the Executive Officers of the Company (as of the date of this filing):
Ian Borden, 53, is President, International, a position he has held since January 2020. Prior to that, Mr. Borden served as President – International Developmental Licensed Markets from January 2019 to December 2019 and as President – Foundational Markets from July 2015 to December 2018. Mr. Borden has served the Company for 27 years.
Heidi Capozzi, 52, is Corporate Executive Vice President – Chief People Officer, a position she has held since April 2020. Prior to joining the Company, Ms. Capozzi served as Senior Vice President of Human Resources for The Boeing Company, a manufacturer of commercial jetliners and defense, space and security systems, from 2016 to April 2020.
Francesca A. DeBiase, 56, is Corporate Executive Vice President – Global Chief Supply Chain Officer, a position she has held since October 2020. Prior to that, Ms. DeBiase served as Corporate Executive Vice President – Worldwide Supply Chain and Sustainability from April 2018 to October 2020 and as Corporate Senior Vice President – Worldwide Supply Chain and Sustainability from March 2015 to March 2018. Ms. DeBiase has served the Company for 30 years.
Joseph Erlinger, 48, is President, McDonald's USA, a position he has held since November 2019. Prior to that, Mr. Erlinger served as President – International Operated Markets from January 2019 to October 2019 and as President – High Growth Markets from September 2016 to December 2018. From March 2015 to January 2017, Mr. Erlinger served as Vice President and Chief Financial Officer – High Growth Markets (serving in dual roles from September 2016 to January 2017). Mr. Erlinger has served the Company for nearly 20 years.
Katherine Beirne Fallon, 46, is Corporate Executive Vice President – Chief Global Impact Officer, a position she has held since October 2020. Prior to joining the Company, Ms. Fallon served as Executive Vice President, Global Corporate Affairs for Hilton, a global hospitality company, from November 2016 to October 2020.
Daniel Henry, 51, is Corporate Executive Vice President – Chief Information Officer, a position he has held since May 2018. Prior to that, Mr. Henry served as Corporate Vice President – Chief Information Officer from October 2017 to April 2018. Prior to joining the Company, Mr. Henry served as Vice President of Customer Technology and Enterprise Architecture for American Airlines, an international airline company, from April 2012 to October 2017. Mr. Henry has served the Company for four years.
Catherine Hoovel, 51, is Corporate Senior Vice President – Corporate Controller, a position she has held since July 2021. Prior to that, Ms. Hoovel served as Corporate Vice President – Chief Accounting Officer from October 2016 to July 2021 and as Controller for the McDonald's restaurants owned and operated by McDonald's USA from April 2014 to September 2016. Ms. Hoovel has served the Company for 25 years.
Christopher Kempczinski, 53, is President and Chief Executive Officer, a position he has held since November 2019. Prior to that, Mr. Kempczinski served as President, McDonald’s USA from December 2016 to October 2019 and as Corporate Executive Vice President – Strategy, Business Development and Innovation from October 2015 to December 2016. Mr. Kempczinski joined the Company from Kraft Heinz, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International. Mr. Kempczinski has served the Company for six years.
Kevin Ozan, 58, is Corporate Executive Vice President and Chief Financial Officer, a position he has held since March 2015. Prior to that, Mr. Ozan served as Corporate Senior Vice President – Controller from February 2008 to February 2015. Mr. Ozan has served the Company for 24 years.
Desiree Ralls-Morrison, 55, is Corporate Executive Vice President, General Counsel and Secretary, a position she has held since April 2021. Prior to joining the Company, Ms. Ralls-Morrison served as Senior Vice President, General Counsel and Corporate Secretary for Boston Scientific, a medical device manufacturer, from November 2017 to April 2021 and as Senior Vice President, General Counsel and Corporate Secretary for Boehringer Ingelheim USA, a pharmaceutical company, from October 2013 to October 2017.
Manu Steijaert, 51, is Corporate Executive Vice President – Chief Customer Officer, a position he has held since August 2021. Prior to that, Mr. Steijaert served as Vice President, International Operated Markets from January 2019 to July 2021 and as Managing Director, Netherlands from July 2015 through January 2019. Mr. Steijaert has served the Company for nearly 20 years.

McDonald's Corporation 2021 Annual Report 36

AVAILABILITY OF COMPANY INFORMATION
The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"). The Company therefore files periodic reports, proxy statements and other information with the SEC. Such reports may be obtained by visiting the SEC's website at www.sec.gov.
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
Also posted on McDonald’s website are the Company’s Corporate Governance Principles; the charters for each committee of the Company's Board of Directors, including the Audit & Finance Committee, Compensation Committee, Governance Committee, Public Policy & Strategy Committee and Sustainability & Corporate Responsibility Committee; the Code of Conduct for the Board of Directors; and the Company’s Standards of Business Conduct, which applies to all officers and employees. Copies of these documents are also available free of charge by calling (800) 228-9623.
The websites included in this Form 10-K, including those of the Company and the SEC, are provided for convenience only. Information contained on or accessible through such websites is not incorporated herein and does not constitute a part of this Form 10-K or the Company's other filings with the SEC.

McDonald's Corporation 2021 Annual Report 37

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2021	2020	2019
REVENUES
Sales by Company-operated restaurants	$9,787.4	$8,139.2	$9,420.8
Revenues from franchised restaurants	13,085.4	10,726.1	11,655.7
Other revenues	350.1	342.5	287.9
Total revenues	23,222.9	19,207.8	21,364.4
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	3,096.8	2,564.2	2,980.3
Payroll & employee benefits	2,677.2	2,416.4	2,704.4
Occupancy & other operating expenses	2,273.3	2,000.6	2,075.9
Franchised restaurants-occupancy expenses	2,335.0	2,207.5	2,200.6
Other restaurant expenses	260.4	267.0	223.8
Selling, general & administrative expenses
Depreciation and amortization	329.7	300.6	262.5
Other	2,377.8	2,245.0	1,966.9
Other operating (income) expense, net	(483.3)	(117.5)	(119.8)
Total operating costs and expenses	12,866.9	11,883.8	12,294.6
Operating income	10,356.0	7,324.0	9,069.8
Interest expense-net of capitalized interest of $6.8, $6.0 and $7.4	1,185.8	1,218.1	1,121.9
Nonoperating (income) expense, net	42.3	(34.8)	(70.2)
Income before provision for income taxes	9,127.9	6,140.7	8,018.1
Provision for income taxes	1,582.7	1,410.2	1,992.7
Net income	$7,545.2	$4,730.5	$6,025.4
Earnings per common share–basic	$10.11	$6.35	$7.95
Earnings per common share–diluted	$10.04	$6.31	$7.88
Dividends declared per common share	$5.25	$5.04	$4.73
Weighted-average shares outstanding–basic	746.3	744.6	758.1
Weighted-average shares outstanding–diluted	751.8	750.1	764.9
See Notes to consolidated financial statements.
McDonald's Corporation 2021 Annual Report 38

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2021	2020	2019
Net income	$7,545.2	$4,730.5	$6,025.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(216.2)	46.0	127.5
Reclassification of (gain) loss to net income	34.7	17.1	46.8
Foreign currency translation adjustments-net of tax benefit (expense) of $(186.5), $204.8, and $(55.4)	(181.5)	63.1	174.3
Cash flow hedges:
Gain (loss) recognized in AOCI	57.6	(129.1)	17.3
Reclassification of (gain) loss to net income	28.9	5.8	(37.7)
Cash flow hedges-net of tax benefit (expense) of $(24.9), $36.6, and $6.1	86.5	(123.3)	(20.4)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	108.1	(43.5)	(24.5)
Reclassification of (gain) loss to net income	—	(0.4)	(2.6)
Defined benefit pension plans-net of tax benefit (expense) of $(36.6), $9.3, and $5.2	108.1	(43.9)	(27.1)

Total other comprehensive income (loss), net of tax	13.1	(104.1)	126.8

Comprehensive income	$7,558.3	$4,626.4	$6,152.2

See Notes to consolidated financial statements.
McDonald's Corporation 2021 Annual Report 39

Consolidated Balance Sheet

In millions, except per share data	December 31, 2021	2020
ASSETS
Current assets
Cash and equivalents	$4,709.2	$3,449.1
Accounts and notes receivable	1,872.4	2,110.3
Inventories, at cost, not in excess of market	55.6	51.1
Prepaid expenses and other current assets	511.3	632.7
Total current assets	7,148.5	6,243.2
Other assets
Investments in and advances to affiliates	1,201.2	1,297.2
Goodwill	2,782.5	2,773.1
Miscellaneous	4,449.5	3,527.4
Total other assets	8,433.2	7,597.7
Lease right-of-use asset, net	13,552.0	13,827.7
Property and equipment
Property and equipment, at cost	41,916.6	41,476.5
Accumulated depreciation and amortization	(17,196.0)	(16,518.3)
Net property and equipment	24,720.6	24,958.2
Total assets	$53,854.3	$52,626.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,006.8	$741.3
Lease liability	705.5	701.5
Income taxes	360.7	741.1
Other taxes	236.7	227.0
Accrued interest	363.3	388.4
Accrued payroll and other liabilities	1,347.0	1,138.3
Current maturities of long-term debt	—	2,243.6
Total current liabilities	4,020.0	6,181.2
Long-term debt	35,622.7	35,196.8
Long-term lease liability	13,020.9	13,321.3
Long-term income taxes	1,896.8	1,970.7
Deferred revenues - initial franchise fees	738.3	702.0
Other long-term liabilities	1,081.0	1,054.1
Deferred income taxes	2,075.6	2,025.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,231.6	7,903.6
Retained earnings	57,534.7	53,908.1
Accumulated other comprehensive income (loss)	(2,573.7)	(2,586.8)
Common stock in treasury, at cost; 915.8 and 915.2 million shares	(67,810.2)	(67,066.4)
Total shareholders’ equity (deficit)	(4,601.0)	(7,824.9)
Total liabilities and shareholders’ equity (deficit)	$53,854.3	$52,626.8
See Notes to consolidated financial statements.
McDonald's Corporation 2021 Annual Report 40

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2021	2020	2019
Operating activities
Net income	$7,545.2	$4,730.5	$6,025.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,868.1	1,751.4	1,617.9
Deferred income taxes	(428.3)	6.4	149.7
Share-based compensation	139.2	92.4	109.6
Net gain on sale of restaurant businesses	(97.8)	(28.2)	(128.2)
Other	(339.1)	(75.2)	49.2
Changes in working capital items:
Accounts receivable	309.9	(6.8)	27.0
Inventories, prepaid expenses and other current assets	(62.2)	(68.6)	128.8
Accounts payable	225.0	(137.5)	(26.8)
Income taxes	(302.5)	(43.6)	173.4
Other accrued liabilities	284.0	44.4	(3.9)
Cash provided by operations	9,141.5	6,265.2	8,122.1
Investing activities
Capital expenditures	(2,040.0)	(1,640.8)	(2,393.7)
Purchases of restaurant and other businesses	(374.2)	(66.1)	(540.9)
Sales of restaurant businesses	196.2	76.3	340.8
Sales of property	106.2	27.4	151.2
Other	(53.9)	57.4	(628.5)
Cash used for investing activities	(2,165.7)	(1,545.8)	(3,071.1)
Financing activities
Net short-term borrowings	15.1	(893.1)	799.2
Long-term financing issuances	1,154.4	5,543.0	4,499.0
Long-term financing repayments	(2,240.0)	(2,411.7)	(2,061.9)
Treasury stock purchases	(845.5)	(907.8)	(4,976.2)
Common stock dividends	(3,918.6)	(3,752.9)	(3,581.9)
Proceeds from stock option exercises	285.7	295.5	350.5
Other	(46.7)	(122.0)	(23.5)
Cash used for financing activities	(5,595.6)	(2,249.0)	(4,994.8)
Effect of exchange rates on cash and equivalents	(120.1)	80.2	(23.7)
Cash and equivalents increase	1,260.1	2,550.6	32.5
Cash and equivalents at beginning of year	3,449.1	898.5	866.0
Cash and equivalents at end of year	$4,709.2	$3,449.1	$898.5
Supplemental cash flow disclosures
Interest paid	$1,197.3	$1,136.0	$1,066.5
Income taxes paid	2,403.9	1,441.9	1,589.7
See Notes to consolidated financial statements.

McDonald's Corporation 2021 Annual Report 41

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2018	1,660.6	$16.6	$7,376.0	$50,487.0	$(216.6)	$32.4	$(2,425.3)	(893.5)	$(61,528.5)	$(6,258.4)
Net income				6,025.4						6,025.4
Other comprehensive income (loss), net of tax					(27.1)	(20.4)	174.3			126.8
Comprehensive income										6,152.2
Common stock cash dividends ($4.73 per share)				(3,581.9)						(3,581.9)
Treasury stock purchases								(25.0)	(4,980.5)	(4,980.5)
Share-based compensation			109.6							109.6
Stock option exercises and other			168.3					4.2	180.4	348.7
Balance at December 31, 2019	1,660.6	16.6	7,653.9	52,930.5	(243.7)	12.0	(2,251.0)	(914.3)	(66,328.6)	(8,210.3)
Net income				4,730.5						4,730.5
Other comprehensive income (loss), net of tax					(43.9)	(123.3)	63.1			(104.1)
Comprehensive income										4,626.4
Common stock cash dividends ($5.04 per share)				(3,752.9)						(3,752.9)
Treasury stock purchases								(4.3)	(874.1)	(874.1)
Share-based compensation			92.4							92.4
Stock option exercises and other			157.3					3.4	136.3	293.6
Balance at December 31, 2020	1,660.6	16.6	7,903.6	53,908.1	(287.6)	(111.3)	(2,187.9)	(915.2)	(67,066.4)	(7,824.9)
Net income				7,545.2						7,545.2
Other comprehensive income (loss), net of tax					108.1	86.5	(181.5)			13.1
Comprehensive income										7,558.3
Common stock cash dividends ($5.25 per share)				(3,918.6)						(3,918.6)
Treasury stock purchases								(3.4)	(845.5)	(845.5)
Share-based compensation			139.2							139.2
Stock option exercises and other			188.8					2.8	101.7	290.5
Balance at December 31, 2021	1,660.6	$16.6	$8,231.6	$57,534.7	$(179.5)	$(24.8)	$(2,369.4)	(915.8)	$(67,810.2)	$(4,601.0)
See Notes to consolidated financial statements.

McDonald's Corporation 2021 Annual Report 42

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2021	2020	2019
Conventional franchised	21,607	21,712	21,837
Developmental licensed	7,913	7,663	7,648
Foreign affiliated	7,775	7,146	6,574
Total Franchised	37,295	36,521	36,059
Company-operated	2,736	2,677	2,636
Total Systemwide restaurants	40,031	39,198	38,695
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
ESTIMATES IN FINANCIAL STATEMENTS
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
FOREIGN CURRENCY TRANSLATION
Generally, the functional currency of operations outside the U.S. is the respective local currency.
RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which simplifies the accounting for income taxes. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including applicable interim periods. The Company adopted the new standard effective January 1, 2021. The adoption of the standard did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of ASU 2020-04 will not have a material impact on the Company's consolidated financial statements.
Leases
In July 2021, the FASB issued No. ASU 2021-05, "Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments" ("ASU 2021-05"). The pronouncement amends the current guidance on classification for a lease that includes variable lease payments that do not depend on an index or rate. Under the amended guidance, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including applicable interim periods. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.
McDonald's Corporation 2021 Annual Report 43

REVENUE RECOGNITION
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand and third party revenues for the Dynamic Yield business.
Sales by Company-operated restaurants are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. Royalty revenues are based on a percent of sales and recognized at the time the underlying sales occur. Rental income includes both minimum rent payments, which are recognized straight-line over the franchise term (with the exception of rent concessions as a result of COVID-19 – refer to the Leasing section that follows) and variable rent payments based on a percent of sales, which are recognized at the time the underlying sales occur. Initial fees are recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
The Company provides goods or services related to various technology platforms to certain franchisees that are distinct from the franchise agreement because they do not require integration with other goods or services that the Company provides. The Company has determined that it is the principal in these arrangements. Accordingly, the related revenue is presented on a gross basis on the Consolidated Statement of Income. These revenues are recognized as the goods or services are transferred to the franchisee, and related expenses are recognized as incurred. Brand licensing arrangement revenues are based on a percent of sales and are recognized at the time the underlying sales occur. Dynamic Yield third party revenues are generated from providing software as a service solutions to customers and are recognized over the applicable subscription period as the service is performed.
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
Refer to the Property and Equipment footnote on page 51 of this Form 10-K for additional information.
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
The Company has elected not to separate non-lease components from lease components in its lessee portfolio. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial and is generally limited to Company-owned restaurant locations. For franchised locations, which represent the majority of the restaurant portfolio, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-restaurant related leases such as office buildings, vehicles and office equipment. These leases are not a material subset of the Company’s lease portfolio.
In 2020, the Company elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This was elected for the Company’s entire lessee and lessor portfolio for any rent deferrals or rent abatements. For the lessee portfolio, the Company elected not to remeasure the Lease right- of-use asset and Lease liability if a rent deferral or a rent abatement was granted. Refer to the Leasing Arrangements footnote on page 52 of this Form 10-K for additional information on the Lease right-of-use asset and Lease liability.
The Company deferred collection of approximately $490 million of rental income on revenue that was recognized in 2020, and has collected substantially all of these deferrals as of December 31, 2021. Rental income includes both minimum rent payments and variable rent payments based on a percent of sales.
Refer to the Franchise Arrangements footnote on page 51 of this Form 10-K for additional information on deferred collections of rental income as well as royalties.
McDonald's Corporation 2021 Annual Report 44

CAPITALIZED SOFTWARE
Capitalized software is stated at cost and amortized using the straight-line method over the estimated useful life of the software, which primarily ranges from 2 to 7 years. Customer facing software is typically amortized over a shorter useful life, while back office and Corporate systems may have a longer useful life. Capitalized software less accumulated amortization is recorded within Miscellaneous other assets on the Consolidated Balance Sheet and was (in millions): 2021-$795.0; 2020-$691.2; 2019-$665.4.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists, which occurs more regularly throughout the year, such as when new software may be ready for its intended use. The Company did not identify any indicators of impairment of capitalized software for the year ended December 31, 2021. Results for 2020 reflected write-offs of impaired software of $26.3 million.
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
Losses on assets held for disposal are recognized when management and the Company's Board of Directors, as required, have approved and committed to a plan to dispose of the assets, the assets are available for disposal and the disposal is probable of occurring within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses are related to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “held for sale."
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
The following table presents the 2021 activity in goodwill by segment:

In millions	U.S.	International Operated Markets	International Developmental Licensed Markets & Corporate	Consolidated
Balance at December 31, 2020	$1,625.5	$1,147.6	$—	$2,773.1
Net restaurant purchases (sales)	47.9	16.9	—	64.8
Currency translation	—	(55.4)	—	(55.4)
Balance at December 31, 2021	$1,673.4	$1,109.1	$—	$2,782.5
The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. In the current period, the Company performed a qualitative assessment and did not identify any indicators of impairment. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Goodwill on the Consolidated Balance Sheet reflects accumulated impairment losses of $14.5 million as of December 31, 2021 and 2020.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives based upon a percent of sales, and were (in millions): 2021–$377.6; 2020–$325.5; 2019–$365.8. The increase in 2021 is primarily due to sales recovery in the International Operated Markets, as COVID-19 had a greater impact in the prior year.
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
Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses are included in Selling, general & administrative expenses and were (in millions): 2021–$82.9; 2020–$329.2; 2019–$81.5. Results for 2020 included about $175 million of incremental marketing contributions by the Company to the System's advertising cooperative arrangements across the U.S. and International Operated Markets, as well as higher investments in brand communications.

McDonald's Corporation 2021 Annual Report 45

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
Refer to the Income Taxes footnote on page 54 of this Form 10-K for additional information.
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
Certain of the Company’s derivatives are valued using various pricing models or discounted cash flow analyses that incorporate observable market parameters, such as interest rate yield curves, option volatilities and foreign currency rates, classified as Level 2 within the valuation hierarchy. Derivative valuations incorporate credit risk adjustments that are necessary to reflect the probability of default by the counterparty or the Company.
▪Certain Financial Assets and Liabilities Measured at Fair Value
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2021
In millions	Level 1 (1)	Level 2	Carrying Value
Derivative assets	$209.8	$79.8	$289.6
Derivative liabilities		$(7.9)	$(7.9)

December 31, 2020
In millions	Level 1 (1)	Level 2	Carrying Value
Derivative assets	$185.6	$41.4	$227.0
Derivative liabilities		$(97.5)	$(97.5)
(1)    Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.
▪Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the year ended December 31, 2021, the Company did not record any material fair value adjustments to long-lived assets (including goodwill).
▪Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2021, the fair value of the Company’s debt obligations was estimated at $40.0 billion, compared to a carrying amount of $35.6 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.
McDonald's Corporation 2021 Annual Report 46

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
The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2021 and 2020:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2021	2020	Balance Sheet Classification	2021	2020
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$42.4	$—	Accrued payroll and other liabilities	$(3.3)	$(64.5)
Interest rate	Prepaid expenses and other current assets	0.3	—	Accrued payroll and other liabilities	—	—
Foreign currency	Miscellaneous other assets	28.0	5.6	Other long-term liabilities	(0.5)	(15.0)
Interest rate	Miscellaneous other assets	8.6	35.8	Other long-term liabilities	(4.1)	—
Total derivatives designated as hedging instruments		$79.3	$41.4		$(7.9)	$(79.5)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$9.5	$185.6	Accrued payroll and other liabilities	$—	$(8.6)
Foreign currency	Prepaid expenses and other current assets	0.5	—	Accrued payroll and other liabilities	—	(9.4)
Equity	Miscellaneous other assets	200.3	—
Total derivatives not designated as hedging instruments		$210.3	$185.6		$—	$(18.0)
Total derivatives		$289.6	$227.0		$(7.9)	$(97.5)

The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2021 and 2020, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2021	2020	2021	2020	2021	2020
Foreign currency	Nonoperating income/expense	$74.2	$(76.6)	$(30.9)	$(2.1)
Interest rate	Interest expense	—	(90.8)	(6.3)	(5.4)
Cash flow hedges		$74.2	$(167.4)	$(37.2)	$(7.5)

Foreign currency denominated debt	Nonoperating income/expense	$725.8	$(989.7)	$47.1	$33.7
Foreign currency derivatives	Nonoperating income/expense	40.2	(12.3)
Foreign currency derivatives(1)	Interest expense					$14.7	$14.7
Net investment hedges		$766.0	$(1,002.0)	$47.1	$33.7	$14.7	$14.7

Foreign currency	Nonoperating income/expense					$9.4	$(29.0)
Equity	Selling, general & administrative expenses					99.3	44.4
Equity	Other operating income/ expense, net					(11.3)	(16.0)
Undesignated derivatives						$97.4	$(0.6)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
McDonald's Corporation 2021 Annual Report 47

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2021, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.5 billion, which included an increase of $4.8 million of cumulative hedging adjustments. For the year ended December 31, 2021, the Company recognized a $31.0 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2021, the Company had derivatives outstanding with an equivalent notional amount of $1.3 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at December 31, 2021, the $24.8 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third party and intercompany) as well as foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2021, $12.4 billion of the Company's third party foreign currency denominated debt, $1.4 billion of intercompany foreign currency denominated debt, and $477 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
Undesignated Derivatives
The Company enters into certain derivatives that are not designated for hedge accounting. Therefore, the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. The Company has also used certain derivatives to mitigate the share price risk related to its sale of stock in McDonald's Japan. The changes in the fair value of the undesignated derivatives used for the most recent sale transaction were recognized immediately in earnings in Other operating (income) expense, net. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. The changes in the fair value of these derivatives are recognized in Nonoperating (income) expense, net, along with the currency gain or loss from the hedged balance sheet position.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2021 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2021, neither the Company nor its counterparties were required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

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
Refer to the Share-based Compensation footnote on page 58 of this Form 10-K for additional information.

McDonald's Corporation 2021 Annual Report 48

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2021–5.5; 2020–5.5; 2019–6.8. Share-based compensation awards that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2021–2.2; 2020–1.8; 2019–0.1.

CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2021, Cash and equivalents was $4.7 billion, of which $3.4 billion consisted of certificates of deposit.

McDonald's Corporation 2021 Annual Report 49

Segment and Geographic Information

McDonald’s operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company’s largest market. The segment is 95% franchised as of December 31, 2021.
•International Operated Markets - comprised of markets, or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 84% franchised as of December 31, 2021.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported in this segment. The segment is 98% franchised as of December 31, 2021.
In April and October 2019, the Company completed the acquisitions of Dynamic Yield and Apprente, respectively. The related financial performance is reflected within the International Developmental Licensed Markets & Corporate segment from the dates of acquisition. In December 2021, the Company completed the divestiture of Apprente (McD Tech Labs).
All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general & administrative expenses consist of home office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, asset portions of financial instruments and home office facilities.

In millions	2021	2020	2019
U.S.	$8,865.0	$7,828.5	$8,002.8
International Operated Markets	12,219.8	9,570.7	11,480.1
International Developmental Licensed Markets & Corporate	2,138.1	1,808.6	1,881.5
Total revenues	$23,222.9	$19,207.8	$21,364.4
U.S.	$4,754.7	$3,789.1	$4,068.7
International Operated Markets	5,130.6	3,315.1	4,789.0
International Developmental Licensed Markets & Corporate	470.7	219.8	212.1
Total operating income	$10,356.0	$7,324.0	$9,069.8
U.S.	$21,280.3	$21,010.0	$21,376.9
International Operated Markets	24,186.1	24,744.0	22,847.5
International Developmental Licensed Markets & Corporate	8,387.9	6,872.8	3,286.4
Total assets	$53,854.3	$52,626.8	$47,510.8
U.S.	$940.7	$890.4	$1,480.5
International Operated Markets	1,050.6	731.5	886.6
International Developmental Licensed Markets & Corporate	48.7	18.9	26.6
Total capital expenditures	$2,040.0	$1,640.8	$2,393.7
U.S.	$840.7	$813.8	$730.2
International Operated Markets	726.4	678.5	669.3
International Developmental Licensed Markets & Corporate	301.0	259.1	218.4
Total depreciation and amortization	$1,868.1	$1,751.4	$1,617.9
Total long-lived assets, primarily property and equipment and the Company's Lease right-of-use asset, were (in millions)–Consolidated: 2021–$39,267.0; 2020–$39,696.3; U.S.-based: 2021–$19,600.1; 2020–$19,509.7.

McDonald's Corporation 2021 Annual Report 50

Property and Equipment

Net property and equipment consisted of:

In millions	'December 31, 2021	2020
Land	$6,487.6	$6,349.1
Buildings and improvements on owned land	18,666.0	18,218.9
Buildings and improvements on leased land	13,283.3	13,364.5
Equipment, signs and seating	3,032.0	3,119.0
Other	447.7	425.0
Property and equipment, at cost	41,916.6	41,476.5
Accumulated depreciation and amortization	(17,196.0)	(16,518.3)
Net property and equipment	$24,720.6	$24,958.2
Depreciation and amortization expense for property and equipment was (in millions): 2021–$1,530.7; 2020–$1,469.4; 2019–$1,392.2.

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
Revenues from franchised restaurants consisted of:

In millions	2021	2020	2019
Rents	$8,381.1	$6,844.7	$7,500.2
Royalties	4,645.1	3,831.5	4,107.1
Initial fees	59.2	49.9	48.4
Revenues from franchised restaurants	$13,085.4	$10,726.1	$11,655.7
As rent and royalties are based upon a percent of sales, government restrictions as a result of COVID-19 had a negative impact on revenues in 2020. The Company granted the deferrals of cash collection for certain rent and royalties earned from franchisees in substantially all markets primarily in the first half of 2020. In total, the Company deferred collection of approximately $1 billion and has collected substantially all of these deferrals as of December 31, 2021.
Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2022	$1,577.0	$1,485.6	$3,062.6
2023	1,523.5	1,426.6	2,950.1
2024	1,484.0	1,372.0	2,856.0
2025	1,439.3	1,311.0	2,750.3
2026	1,390.9	1,255.5	2,646.4
Thereafter	10,441.4	9,076.4	19,517.8
Total minimum payments	$17,856.1	$15,927.1	$33,783.2
At December 31, 2021, net property and equipment under franchise arrangements totaled $19.9 billion (including land of $5.8 billion) after deducting accumulated depreciation and amortization of $12.7 billion.
McDonald's Corporation 2021 Annual Report 51

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
The following table provides detail of rent expense:

In millions	2021	2020	2019
Restaurants	$1,486.3	$1,399.5	$1,530.4
Other	74.0	79.8	76.4
Total rent expense	$1,560.3	$1,479.3	$1,606.8
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2021–$69.2; 2020–$53.7; 2019–$74.4. Franchised restaurants: 2021–$160.0; 2020–$136.5; 2019–$200.7. These variable rent payments are based on a percent of sales and, as sales decreased in 2020 as a result of COVID-19, the related rent expense also decreased.
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
The Company's lease portfolio includes both operating and finance leases, however as of December 31, 2021, the vast majority of the portfolio was classified as operating leases.
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rate used for leases was 3.7% as of December 31, 2021 and 3.8% as of December 31, 2020.
As of December 31, 2021, maturities of lease liabilities for the Company's lease portfolio were as follows:

In millions	Total *
2022	$1,205.7
2023	1,173.5
2024	1,138.5
2025	1,098.9
2026	1,043.7
Thereafter	13,784.7
Total lease payments	19,445.0
Less: imputed interest	(5,718.6)
Present value of lease liability	$13,726.4
*    Total lease payments include option periods that are reasonably assured of being exercised.

The decrease in the present value of the lease liability since December 31, 2020 is approximately $0.3 billion. The lease liability will continue to be impacted by new leases, lease modifications, lease terminations, reevaluation of lease terms, and foreign currency.
As of December 31, 2021 and 2020, the Weighted Average Lease Term remaining that is included in the maturities of lease liabilities was 20 years.

McDonald's Corporation 2021 Annual Report 52

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

Other Operating (Income) Expense, Net

In millions	2021	2020	2019
Gains on sales of restaurant businesses	$(96.6)	$(23.3)	$(127.5)
Equity in earnings of unconsolidated affiliates	(176.7)	(117.4)	(153.8)
Asset dispositions and other (income) expense, net	75.4	290.7	87.2
Impairment and other charges (gains), net	(285.4)	(267.5)	74.3
Total	$(483.3)	$(117.5)	$(119.8)
•Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at maintaining an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of the Company's business.
•Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results for markets in both the International Operated Markets and International Developmental Licensed Markets segments. For foreign affiliated markets — primarily China and Japan— results are reported after interest expense and income taxes.
•Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings, reserves for bad debts, asset write-offs due to restaurant reinvestment, strategic sale of properties, and other miscellaneous income and expenses.
•Impairment and other charges (gains), net
Impairment and other charges (gains), net includes losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value, as well as charges associated with strategic initiatives, such as refranchising and restructuring activities. The realized gains/losses from the divestiture of ownership percentages of subsidiaries are reflected in this category, including the gains on sale of McDonald's Japan stock in 2020 and 2021, which reduced the Company's ownership in McDonald's Japan from 49% to 35%.

McDonald's Corporation 2021 Annual Report 53

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2021	2020	2019
U.S.	$2,413.9	$1,390.4	$2,159.1
Outside the U.S.	6,714.0	4,750.3	5,859.0
Income before provision for income taxes *	$9,127.9	$6,140.7	$8,018.1
* Income before provision for income taxes increased in 2021 due to stronger operating performance and recovery from the impact of COVID-19.

The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2021	2020	2019
U.S. federal	$887.6	$554.1	$521.8
U.S. state	228.1	119.1	194.7
Outside the U.S.	895.3	730.6	1,126.5
Current tax provision	2,011.0	1,403.8	1,843.0
U.S. federal	(177.4)	870.3	38.5
U.S. state	(24.1)	73.3	20.0
Outside the U.S.	(226.8)	(937.2)	91.2
Deferred tax provision	(428.3)	6.4	149.7
Provision for income taxes	$1,582.7	$1,410.2	$1,992.7
Net deferred tax (assets) liabilities consisted of:

In millions	December 31, 2021	2020
Lease right-of-use asset	$3,462.7	$3,427.3
Property and equipment	1,648.6	1,600.4
Intangible assets	696.0	1,046.2
Other	490.8	322.4
Total deferred tax liabilities	6,298.1	6,396.3
Lease liability	(3,516.9)	(3,462.0)
Intangible assets	(2,524.6)	(2,095.9)
Property and equipment	(647.1)	(593.8)
Deferred foreign tax credits	(311.5)	(289.3)
Employee benefit plans	(153.6)	(190.8)
Deferred revenue	(121.4)	(154.8)
Operating loss carryforwards	(96.1)	(86.8)
Other	(284.4)	(449.0)
Total deferred tax assets before valuation allowance	(7,655.6)	(7,322.4)
Valuation allowance	1,076.1	816.0
Net deferred tax (assets) liabilities	$(281.4)	$(110.1)
Balance sheet presentation:
Deferred income taxes	$2,075.6	$2,025.6
Other assets-miscellaneous	(2,357.0)	(2,135.7)
Net deferred tax (assets) liabilities	$(281.4)	$(110.1)

McDonald's Corporation 2021 Annual Report 54

At December 31, 2021, the Company had net operating loss carryforwards of $464.1 million, of which $263.9 million has an indefinite carryforward. The remainder will expire at various dates from 2022 to 2040.
The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2021	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of related federal income tax benefit	1.8	1.8	1.8
Foreign income taxed at different rates	0.9	0.4	1.6
Tax impact of intercompany transactions	0.1	2.1	—
Global intangible low-tax income ("GILTI")	0.3	1.2	1.3
Foreign-derived intangible income ("FDII")	(2.6)	(3.4)	(1.3)
U.S./Foreign tax law changes	(3.9)	(1.8)	—
Foreign tax credit redetermination regulations	—	—	(1.0)
Other, net	(0.3)	1.7	1.5
Effective income tax rates	17.3%	23.0%	24.9%

In 2021, U.S./Foreign tax law changes included a $364 million income tax benefit related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate.
As of December 31, 2021 and 2020, the Company’s gross unrecognized tax benefits totaled $1,504.9 million and $1,479.2 million, respectively. After considering the deferred tax accounting impact, it is expected that about $990 million of the total as of December 31, 2021 would favorably affect the effective tax rate if resolved in the Company’s favor.

The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2021	2020
Balance at January 1	$1,479.2	$1,439.1
Decreases for positions taken in prior years	(31.9)	(71.4)
Increases for positions taken in prior years	26.1	38.5
Increases for positions related to the current year	60.7	89.6
Settlements with taxing authorities	(16.8)	(3.9)
Lapsing of statutes of limitations	(12.4)	(12.7)
Balance at December 31(1)	$1,504.9	$1,479.2
(1)Of this amount, $1,157.5 million and $1,137.8 million are included in Long-term income taxes for 2021 and 2020, respectively, and $332.0 million and $325.0 million are included in Prepaid expenses and other current assets for 2021 and 2020, respectively, on the Consolidated Balance Sheet. The remainder is included in Deferred income taxes on the Consolidated Balance Sheet.

In 2015, the U.S. Internal Revenue Service (the "IRS") issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest. In December 2018, the Company met with the IRS Appeals team and, during 2020 and 2021, the Company and the IRS Appeals team continued to have a dialogue regarding these disagreed transfer pricing matters. As of December 31, 2021, the Company does not yet have a signed agreement with the IRS related to the settlement of these issues.
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
The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing, and the Company is under audit in multiple state tax jurisdictions. While the Company cannot estimate the impact to the effective tax rate, it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $1,030 million within the next 12 months. This would be due to the possible settlement of the IRS transfer pricing matters, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
In conjunction with the tax audits in certain foreign jurisdictions, regulatory actions could lead to related non-tax fines in addition to any potential audit settlement amounts. The outcome of such matters, none of which are estimable as of December 31, 2021, is inherently unpredictable and subject to significant uncertainties. It is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on the unrecognized tax benefit balance, it believes that the liabilities recorded are appropriate and adequate.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
The Company had $183.6 million and $177.4 million accrued for interest and penalties related to tax matters at December 31, 2021 and 2020, respectively. The Company recognized interest and penalties related to tax matters of $24.4 million in 2021, $32.4 million in 2020, and $39.9 million in 2019, which are included in the provision for income taxes.
McDonald's Corporation 2021 Annual Report 55

As of December 31, 2021, the Company has accumulated undistributed earnings generated by its foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Cuts and Jobs Act of 2017. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. The Company has not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested.  A determination of the unrecognized deferred taxes related to these other components of the outside basis differences is not practicable.

Employee Benefit Plans

The Company's 401(k) Plan is maintained for U.S.-based employees and includes a 401(k) feature, as well as an employer match. The 401(k) feature allows eligible participants to make pre-tax contributions that are matched each pay period (with an annual true-up) through cash contributions.
All current account balances, future contributions and related earnings can be invested in nine investment alternatives (including a target date fund series), as well as McDonald’s stock in accordance with each participant’s investment elections. Future participant contributions are limited to 20% investment in McDonald’s stock and participants may not transfer their existing account balance into McDonald’s stock if the transfer would cause the value of their interest in the fund to exceed 20% of their total 401(k) Plan account balance. Participants may choose to make separate investment choices for current account balances and future contributions.
The Company also maintains certain unfunded nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive an annual Company-match allocation that cannot be made under the 401(k) Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401(k) Plan, net of expenses. Total liabilities were $456.8 million and $431.2 million at December 31, 2021 and 2020, respectively, and were primarily included in Other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2021, derivatives with a fair value of $200.3 million indexed to the Company's stock and a total return swap with a notional amount of $218.8 million indexed to certain market indices were included at their fair value in Miscellaneous other assets and Prepaid expenses and other current assets, respectively, on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401(k) Plan and nonqualified benefits and related hedging activities, were (in millions): 2021–$39.5; 2020–$37.0; 2019–$30.4. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2021–$41.8; 2020–$36.6; 2019–$35.3.
The total combined liabilities for international retirement plans were $41.7 million and $45.5 million at December 31, 2021 and 2020, respectively. Other post-retirement benefits and post-employment benefits were immaterial to the Consolidated Income Statement.
McDonald's Corporation 2021 Annual Report 56

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2021, the Company had two line of credit agreements available, with a combined commitment amount of $4.5 billion. The $1.0 billion line of credit agreement was unused and expired on February 24, 2022. The $3.5 billion line of credit remains unused, expiring in December 2024, and incurs fees of 0.08% per annum on the total commitment. Fees and interest rates on the $3.5 billion line of credit are primarily based on the Company’s long-term credit rating assigned by Moody’s and Standard & Poor's. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 2.4% at December 31, 2021 (based on $263.1 million of foreign currency bank line borrowings) and 1.9% at December 31, 2020 (based on $265.7 million of foreign currency bank line borrowings).
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2021	2020	2021	2020
Fixed		3.9%	3.9%	$21,833.7	$22,734.5
Floating		1.6	0.9	1,150.0	1,150.0
Total U.S. Dollar	2022-2050			22,983.7	23,884.5
Fixed		1.4	1.5	8,682.3	9,453.9
Floating		2.1	2.1	341.1	366.5
Total Euro	2022-2033			9,023.4	9,820.4
Fixed		3.4	3.4	797.9	845.1
Floating		1.2	1.2	217.9	230.8
Total Australian Dollar	2024-2029			1,015.8	1,075.9
Total British Pounds Sterling - Fixed	2032-2054	4.2	4.2	1,145.0	1,156.4
Total Canadian Dollar - Fixed	2025	3.1	3.1	790.6	784.9
Total Japanese Yen - Fixed	2030	2.9	2.9	108.6	121.1
Fixed		0.2	0.2	438.2	451.9
Floating		2.4	1.9	257.1	265.7
Total other currencies(2)	2022-2024			695.3	717.6
Debt obligations before fair value adjustments and deferred debt costs(3)				35,762.4	37,560.8
Fair value adjustments(4)				4.8	35.8
Deferred debt costs				(144.5)	(156.2)
Total debt obligations				$35,622.7	$37,440.4
(1)Weighted-average effective rate, computed on a semi-annual basis.
(2)Consists of Swiss Francs and Korean Won.
(3)Aggregate maturities for 2021 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2022–$0.0; 2023–$2,535.7; 2024–$5,400.5; 2025–$3,136.4; 2026–$2,460.0; Thereafter–$22,229.8. These amounts include a reclassification of short-term obligations totaling $2.5 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2024.
(4)The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.
McDonald's Corporation 2021 Annual Report 57

Share-based Compensation

The Company maintains a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and RSUs to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plan was 36.6 million at December 31, 2021, including 23.3 million available for future grants.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2021	2020	2019
Share-based compensation expense	$139.2	$92.4	$109.6
After tax	$120.4	$78.3	$94.2
Earnings per common share-diluted	$0.16	$0.10	$0.12
As of December 31, 2021, there was $144.9 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
The following table presents the weighted-average assumptions used in the option pricing model for the 2021, 2020 and 2019 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2021	2020	2019
Expected dividend yield	2.4%	2.3%	2.7%
Expected stock price volatility	21.8%	19.1%	18.9%
Risk-free interest rate	0.7%	1.4%	2.5%
Expected life of options (in years)	5.7	5.7	5.8
Fair value per option granted	$30.91	$29.40	$25.60

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2021, 2020 and 2019, the total intrinsic value of stock options exercised was $302.0 million, $290.4 million and $356.1 million, respectively. Cash received from stock options exercised during 2021 was $285.7 million and the tax benefit realized from stock options exercised totaled $60.2 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2021, 2020 and 2019, and changes during the years then ended, is presented in the following table:

	2021				2020		2019
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	13.4	$139.44			14.6	$124.21	16.6	$113.06
Granted	2.1	215.73			1.8	214.18	2.0	175.17
Exercised	(2.4)	115.29			(2.8)	104.58	(3.6)	97.70
Forfeited/expired	(1.1)	160.50			(0.2)	184.69	(0.4)	154.65
Outstanding at end of year	12.0	$156.13	5.8	$1,343.7	13.4	$139.44	14.6	$124.21
Exercisable at end of year	7.8	$130.70	4.5	$1,078.2	8.8		9.2

McDonald's Corporation 2021 Annual Report 58

RSUs
RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of the Company’s common stock or cash, at the Company’s discretion. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant. Separately, Company executives have been awarded RSUs that vest based on Company performance. For performance-based RSUs, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.
A summary of the Company’s RSU activity during the years ended December 31, 2021, 2020 and 2019 is presented in the following table:

	2021		2020		2019
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.3	$176.81	1.4	$150.95	1.5	$132.56
Granted	0.6	206.92	0.6	201.92	0.6	171.48
Vested	(0.4)	153.55	(0.6)	127.99	(0.6)	116.42
Forfeited	(0.2)	168.38	(0.1)	172.45	(0.1)	153.58
Nonvested at end of year	1.3	$197.10	1.3	$176.81	1.4	$150.95
The total fair value of RSUs vested during 2021, 2020 and 2019 was $80.0 million, $119.4 million and $111.0 million, respectively. The tax benefit realized from RSUs vested during 2021 was $14.3 million.

SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with the SEC. There were no subsequent events that required recognition or disclosure.
McDonald's Corporation 2021 Annual Report 59

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2021, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2021, 2020 and 2019 and the Company’s internal control over financial reporting as of December 31, 2021. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 24, 2022
McDonald's Corporation 2021 Annual Report 60

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

McDonald's Corporation 2021 Annual Report 61

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

Valuation of Unrecognized Tax Benefits and Related Regulatory Actions
Description of the Matter	As described in the income taxes footnote to the consolidated financial statements, the Company’s unrecognized tax benefits, which includes transfer pricing matters, totaled $1,504.9 million at December 31, 2021. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled. The Company may also be subject to regulatory actions related to these tax matters. The Company accrues liabilities for regulatory actions when a loss is probable and the amount or range of loss is reasonably estimable.

Auditing the measurement of unrecognized tax benefits and liabilities arising from regulatory actions related to transfer pricing used in intercompany transactions was challenging because the measurement is based on judgmental interpretations of complex tax laws and legal rulings and because the pricing of the intercompany transactions is based on studies that may produce a range of outcomes (e.g., the price that would be charged in an arm’s-length transaction).
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits and measurement of these unrecognized tax benefits and related regulatory liabilities. For example, we tested management’s review of the unrecognized tax benefit calculations, which included evaluation of the comparable transactions used to determine the ranges of outcomes, pricing conclusions reached in management’s transfer pricing studies, and the assessment of other third-party information.

With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits of the Company’s positions and testing the measurement of unrecognized tax benefits and liabilities resulting from regulatory actions related to transfer pricing. For example, we assessed the inputs utilized and the pricing conclusions reached in the transfer pricing studies executed by management, and compared the methods used to alternative methods and industry benchmarks. We also reviewed the Company’s communications with the relevant tax and regulatory authorities and any advice obtained by the Company from third-party advisors. In addition, we used our knowledge of historical settlement activity, income tax laws, and other market information to evaluate the technical merits of the Company’s positions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1964.
Chicago, Illinois
February 24, 2022
McDonald's Corporation 2021 Annual Report 62

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McDonald’s Corporation as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2022
McDonald's Corporation 2021 Annual Report 63

Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2021. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the consolidated financial statements.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2021. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	13,317,975	(1)	$160.17	23,256,766
Equity compensation plans not approved by security holders	—		—	—
Total	13,317,975		$160.17	23,256,766
(1)Includes 111,543 stock options granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 11,892,151 stock options and 1,314,281 restricted stock units granted under the McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2021.
McDonald's Corporation 2021 Annual Report 64

Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements are filed as part of this Form 10-K and begin on page 38 of this Form 10-K.

	(2)	Financial statement schedules
		No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements and accompanying notes filed as part of this Form 10-K.

b.		Exhibits

		The exhibits below are filed as part of this Form 10-K.

McDonald’s Corporation Exhibit Index

Exhibit Number		Description
(3)	Articles of incorporation; bylaws

	(a)	Restated Certificate of Incorporation, effective as of May 23, 2019, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2019.

	(b)	By-Laws, as amended and restated with effect as of December 6, 2019, incorporated herein by reference from Exhibit 3 of Form 8-K (File No. 001-05231), filed December 10, 2019.

(4)	Instruments defining the rights of security holders, including indentures*

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(b)
Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Description of Securities, incorporated herein by reference from Exhibit 4(c) of Form 10-K (File No. 001-05231), filed February 26, 2020.

(10)	Material contracts

	(a)	McDonald’s Corporation Directors’ Deferred Compensation Plan, amended and restated effective as of December 31, 2021, filed herewith.**

	(b)	McDonald's Corporation Board of Directors Deferred Compensation Plan, effective as of January 1, 2022, filed herewith.**

	(c)	McDonald’s Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference from Exhibit 10(b) of Form 10-K (File No. 001-05231), for the year ended December 31, 2016.**

(i)
First Amendment to the McDonald’s Deferred Compensation Plan, effective as of May 1, 2018, incorporated herein by reference from Exhibit 10(b)(i) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2018.**

(d)
McDonald’s Amended and Restated Deferred Compensation Plan, effective as of May 26, 2020, incorporated herein by reference from Exhibit 10(c) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(i) First Amendment to the McDonald's Amended and Restated Deferred Compensation Plan, effective as of December 1, 2021, filed herewith.**

(e)
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
Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, as amended, effective as of January 1, 2005, incorporated herein by reference from Exhibit 10(c)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2004.**

(f)
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
Second Amendment to the McDonald’s Corporation Amended and Restated 2001 Omnibus Stock Ownership Plan as amended, effective as of February 9, 2011, incorporated herein by reference from Exhibit 10(h)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2010.**

(g)
McDonald’s Corporation 2012 Omnibus Stock Ownership Plan, effective as of June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.**

McDonald's Corporation 2021 Annual Report 65

(h)
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
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.**

(m)
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
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.**

(w)
Form of Executive Time-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(v) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2021.**

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Computation of Ratios.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.
McDonald's Corporation 2021 Annual Report 66

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Other instruments defining the rights of holders of long-term debt of the registrant, and all of its subsidiaries for which consolidated financial statements are required to be filed and which are not required to be registered with the SEC, are not included herein as the securities authorized thereunder, individually, do not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. An agreement to furnish a copy of any such instruments to the SEC upon request has been filed with the SEC.

**	Denotes compensatory plan.
McDonald's Corporation 2021 Annual Report 67

Form 10-K Cross-Reference Index

Page

Part I
	Item 1	Business	Pages 3-7
	Item 1A	Risk Factors	Pages 3, 28-34
	Item 1B	Unresolved Staff Comments	Not applicable
	Item 2	Properties	Page 35
	Item 3	Legal Proceedings	Pages 34-35
	Item 4	Mine Safety Disclosures	Not applicable
	Additional Item	Information About our Executive Officers	Page 36

Part II
	Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	Page 27
	Item 6	[Reserved]	Not applicable
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 8-37
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Pages 22-23
	Item 8	Financial Statements and Supplementary Data	Pages 38-59
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable
	Item 9A	Controls and Procedures	Page 64
	Item 9B	Other Information	Not applicable
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable

Part III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 36, (a)
	Item 11	Executive Compensation	(a)
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	Page 64, (a)
	Item 13	Certain Relationships and Related Transactions, and Director Independence	(a)
	Item 14	Principal Accounting Fees and Services	(a)

Part IV
	Item 15	Exhibits and Financial Statement Schedules	Pages 65-67
	Item 16	Form 10-K Summary	Not applicable

Signatures			Page 69
(a) - Incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2021.

McDonald's Corporation 2021 Annual Report 68

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Kevin M. Ozan
Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer

February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of February, 2022:

By	/s/ Lloyd H. Dean	By	/s/ Richard H. Lenny
	Lloyd H. Dean		Richard H. Lenny
	Director		Director

By	/s/ Robert A. Eckert	By	/s/ John J. Mulligan
	Robert A. Eckert		John J. Mulligan
	Director		Director

By	/s/ Catherine M. Engelbert	By	/s/ Kevin M. Ozan
	Catherine M. Engelbert		Kevin M. Ozan
	Director		Corporate Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/s/ Margaret H. Georgiadis	By	/s/ Sheila A. Penrose
	Margaret H. Georgiadis		Sheila A. Penrose
	Director		Director

By	/s/ Enrique Hernandez, Jr.	By	/s/ John W. Rogers, Jr.
	Enrique Hernandez, Jr.		John W. Rogers, Jr.
	Chairman of the Board and Director		Director

By	/s/ Catherine Hoovel	By	/s/ Paul S. Walsh
	Catherine Hoovel		Paul S. Walsh
	Corporate Senior Vice President – Corporate Controller		Director
(Principal Accounting Officer)

By	/s/ Christopher J. Kempczinski	By	/s/ Miles D. White
	Christopher J. Kempczinski		Miles D. White
	President, Chief Executive Officer and Director		Director
(Principal Executive Officer)

McDonald's Corporation 2021 Annual Report 69