Form 10-Q
period 2022-03-31
MCDONALDS CORP
filed 2022-05-02
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
739,546,930
(Number of shares of common stock
outstanding as of March 31, 2022)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and equivalents	$2,335.7	$4,709.2
Accounts and notes receivable	1,674.1	1,872.4
Inventories, at cost, not in excess of market	49.6	55.6
Prepaid expenses and other current assets	597.0	511.3
Total current assets	4,656.4	7,148.5
Other assets
Investments in and advances to affiliates	1,177.2	1,201.2
Goodwill	2,813.9	2,782.5
Miscellaneous	4,416.9	4,449.5
Total other assets	8,408.0	8,433.2
Lease right-of-use asset, net	13,378.6	13,552.0
Property and equipment
Property and equipment, at cost	41,773.1	41,916.6
Accumulated depreciation and amortization	(17,338.4)	(17,196.0)
Net property and equipment	24,434.7	24,720.6
Total assets	$50,877.7	$53,854.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$718.6	$1,006.8
Lease liability	691.9	705.5
Income taxes	593.5	360.7
Other taxes	270.7	236.7
Accrued interest	322.4	363.3
Accrued payroll and other liabilities	1,637.5	1,347.0
Total current liabilities	4,234.6	4,020.0
Long-term debt	33,988.8	35,622.7
Long-term lease liability	12,871.8	13,020.9
Long-term income taxes	1,889.8	1,896.8
Deferred revenues - initial franchise fees	743.0	738.3
Other long-term liabilities	1,092.0	1,081.0
Deferred income taxes	2,048.5	2,075.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,307.1	8,231.6
Retained earnings	57,614.0	57,534.7
Accumulated other comprehensive income (loss)	(2,641.9)	(2,573.7)
Common stock in treasury, at cost; 921.1 and 915.8 million shares	(69,286.6)	(67,810.2)
Total shareholders’ equity (deficit)	(5,990.8)	(4,601.0)
Total liabilities and shareholders’ equity (deficit)	$50,877.7	$53,854.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2022	2021
Revenues
Sales by Company-operated restaurants	$2,302.4	$2,161.5
Revenues from franchised restaurants	3,262.8	2,877.4
Other revenues	100.4	85.7
Total revenues	5,665.6	5,124.6
Operating costs and expenses
Company-operated restaurant expenses	1,959.2	1,817.6
Franchised restaurants-occupancy expenses	584.0	571.5
Other restaurant expenses	72.3	67.2
Selling, general & administrative expenses
Depreciation and amortization	92.7	76.0
Other	584.3	490.4
Other operating (income) expense, net	60.5	(179.4)
Total operating costs and expenses	3,353.0	2,843.3
Operating income	2,312.6	2,281.3
Interest expense	287.3	300.0
Nonoperating (income) expense, net	484.1	28.6
Income before provision for income taxes	1,541.2	1,952.7
Provision for income taxes	436.8	415.5
Net income	$1,104.4	$1,537.2
Earnings per common share-basic	$1.49	$2.06
Earnings per common share-diluted	$1.48	$2.05
Dividends declared per common share	$1.38	$1.29
Weighted-average shares outstanding-basic	742.6	745.8
Weighted-average shares outstanding-diluted	747.6	751.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2022	2021
Net income	$1,104.4	$1,537.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(84.2)	(87.7)
Reclassification of (gain) loss to net income	—	10.7
Foreign currency translation adjustments-net of tax benefit (expense) of (59.0) and (90.3)	(84.2)	(77.0)
Cash flow hedges:
Gain (loss) recognized in AOCI	27.4	23.1
Reclassification of (gain) loss to net income	(10.1)	15.0
Cash flow hedges-net of tax benefit (expense) of (5.0) and (11.2)	17.3	38.1
Defined benefit pension plans:
Gain (loss) recognized in AOCI	0.1	0.7
Reclassification of (gain) loss to net income	(1.4)	(10.9)
Defined benefit pension plans-net of tax benefit (expense) of 0.0 and 0.0	(1.3)	(10.2)
Total other comprehensive income (loss), net of tax	(68.2)	(49.1)
Comprehensive income	$1,036.2	$1,488.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2022	2021
Operating activities
Net income	$1,104.4	$1,537.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	479.7	453.9
Deferred income taxes	(50.5)	(1.5)
Share-based compensation	54.3	27.3
Other	72.0	(130.0)
Changes in working capital items	473.4	237.1
Cash provided by operations	2,133.3	2,124.0
Investing activities
Capital expenditures	(401.2)	(368.7)
Purchases of restaurant businesses	(86.7)	(38.7)
Sales of restaurant businesses	16.5	29.6
Sales of property	4.9	32.8
Other	(88.0)	100.4
Cash used for investing activities	(554.5)	(244.6)
Financing activities
Net short-term borrowings	6.0	6.5
Long-term financing issuances	—	—
Long-term financing repayments	(1,350.6)	(1,337.8)
Treasury stock purchases	(1,506.5)	(21.5)
Common stock dividends	(1,025.1)	(962.3)
Proceeds from stock option exercises	58.7	59.1
Other	(12.6)	(7.9)
Cash used for financing activities	(3,830.1)	(2,263.9)
Effect of exchange rates on cash and cash equivalents	(122.2)	(44.9)
Cash and equivalents decrease	(2,373.5)	(429.4)
Cash and equivalents at beginning of period	4,709.2	3,449.1
Cash and equivalents at end of period	$2,335.7	$3,019.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2020	1,660.6	$16.6	$7,903.6	$53,908.1	$(287.6)	$(111.3)	$(2,187.9)	(915.2)	$(67,066.4)	$(7,824.9)
Net income				1,537.2						1,537.2
Other comprehensive income (loss), net of tax					(10.2)	38.1	(77.0)			(49.1)
Comprehensive income										1,488.1
Common stock cash dividends ($1.29 per share)				(962.3)						(962.3)
Treasury stock purchases								(0.1)	(21.5)	(21.5)
Share-based compensation			27.3							27.3
Stock option exercises and other			28.2					0.8	29.6	57.8
Balance at March 31, 2021	1,660.6	$16.6	$7,959.1	$54,483.0	$(297.8)	$(73.2)	$(2,264.9)	(914.5)	$(67,058.3)	$(7,235.5)

For the quarter ended March 31, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2021	1,660.6	$16.6	$8,231.6	$57,534.7	$(179.5)	$(24.8)	$(2,369.4)	(915.8)	$(67,810.2)	$(4,601.0)
Net income				1,104.4						1,104.4
Other comprehensive income (loss), net of tax					(1.3)	17.3	(84.2)			(68.2)
Comprehensive income										1,036.2
Common stock cash dividends ($1.38 per share)				(1,025.1)						(1,025.1)
Treasury stock purchases								(6.1)	(1,506.5)	(1,506.5)
Share-based compensation			54.3							54.3
Stock option exercises and other			21.2					0.8	30.1	51.3
Balance at March 31, 2022	1,660.6	$16.6	$8,307.1	$57,614.0	$(180.8)	$(7.5)	$(2,453.6)	(921.1)	$(69,286.6)	$(5,990.8)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2022 do not necessarily indicate the results that may be expected for the full year.
During the first quarter of 2022, McDonald's announced it was temporarily suspending operations and closing restaurants in Russia and Ukraine. The temporary closures were effective at the end of February in Ukraine and mid-March in Russia. The Company is supporting its businesses in these markets through the continuation of employee salaries and lease payments as well as providing support to the Company's supply chain in the region.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2022	2021
Conventional franchised	21,558	21,496
Developmental licensed	7,981	7,705
Foreign affiliated	8,013	7,283
Total Franchised	37,552	36,484
Company-operated	2,792	2,676
Total Systemwide restaurants	40,344	39,160
Company-operated restaurants include 827 restaurants in Russia and Ukraine that were temporarily closed during the first quarter 2022 due to the ongoing military conflict in the region.
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 5.0 million shares and 5.2 million shares for the quarters 2022 and 2021, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.7 million shares and 3.6 million shares for the quarters 2022 and 2021, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Leases
In July 2021, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2021-05, "Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments" ("ASU 2021-05"). The pronouncement amends the current guidance on classification for a lease that includes variable lease payments that do not depend on an index or rate. Under the amended guidance, a lessor must classify as an operating lease any lease that would otherwise be classified as a sales-type or direct financing lease and that would result in the recognition of a selling loss at lease commencement. ASU 2021-05 is effective for fiscal years beginning after December 15, 2021, including applicable interim periods. The Company adopted the new standard effective January 1, 2022. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.

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

Updates to Significant Accounting Policies
Long-lived Assets and Goodwill
Long-lived assets and Goodwill are typically reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. The recent military conflict between Russia and Ukraine has created significant uncertainty and risk in these McDonald’s markets. As such, the Company conducted an analysis after temporarily suspending operations in Russia and Ukraine during the first quarter of 2022. The Company continues to monitor the economic uncertainty, while assessing the financial impact and outlook for restaurant operations in these markets. As a result of the Company's analysis, and in consideration of the totality of events and circumstances, there was no impairment recorded during the first quarter of 2022.
As of March 31, 2022, the Company’s net investment in Russia and Ukraine was approximately $600 million, primarily consisting of building and equipment assets. In addition, there was approximately $725 million of cumulative foreign currency translation losses reflected in the AOCI section of the condensed consolidated statement of shareholder’s equity at March 31, 2022.

Income Taxes
The effective income tax rate was 28.3% and 21.3% for the quarters ended 2022 and 2021, respectively. The tax rate for the quarter ended 2022 was impacted by the non-deductibility for tax purposes of the $500 million of nonoperating expense to reserve for a potential settlement related to an international tax matter. Excluding the impacts of the $500 million of nonoperating expense and current and prior year strategic gains and charges, the effective income tax rate was 21.3% and 20.9% for the quarters ended 2022 and 2021, respectively.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The Company did not have any significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2021 Annual Report on Form 10-K.
At March 31, 2022, the fair value of the Company’s debt obligations was estimated at $35.4 billion, compared to a carrying amount of $34.0 billion. The fair value of debt obligations is based upon quoted market prices, Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2022	December 31, 2021	Balance Sheet Classification	March 31, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$39.8	$42.4	Accrued payroll and other liabilities	$(6.2)	$(3.3)
Interest rate	Prepaid expenses and other current assets	21.8	0.3	Accrued payroll and other liabilities	—	—
Foreign currency	Miscellaneous other assets	32.6	28.0	Other long-term liabilities	(1.6)	(0.5)
Interest rate	Miscellaneous other assets	—	8.6	Other long-term liabilities	(41.3)	(4.1)
Total derivatives designated as hedging instruments		$94.2	$79.3		$(49.1)	$(7.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$3.2	$9.5	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	—	0.5	Accrued payroll and other liabilities	(4.0)	—
Equity	Miscellaneous other assets	185.1	200.3
Total derivatives not designated as hedging instruments		$188.3	$210.3		$(4.0)	$—
Total derivatives		$282.5	$289.6		$(53.1)	$(7.9)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the quarters ended March 31, 2022 and 2021, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2022	2021	2022	2021	2022	2021
Foreign currency	Nonoperating income/expense	$13.5	$29.9	$14.1	$(17.8)
Interest rate	Interest expense	21.8	—	(1.1)	(1.6)
Cash flow hedges		$35.3	$29.9	$13.0	$(19.4)

Foreign currency denominated debt	Nonoperating income/expense	$259.0	$379.7	$—	$16.2
Foreign currency derivatives	Nonoperating income/expense	4.4	26.6
Foreign currency derivatives(1)	Interest expense					$2.3	$3.7
Net investment hedges		$263.4	$406.3	$—	$16.2	$2.3	$3.7

Foreign currency	Nonoperating income/expense					$(4.5)	$2.3
Equity	Selling, general & administrative expenses					(21.5)	20.4
Equity	Other operating income/expense, net					—	(4.7)
Undesignated derivatives						$(26.0)	$18.0
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At March 31, 2022, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.0 billion, which included a decrease of $41.3 million of cumulative hedging adjustments. For the quarter ended March 31, 2022, the Company recognized a $46.1 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2022, the Company had foreign currency derivatives outstanding with an equivalent notional amount of $1.4 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of March 31, 2022, the Company had derivatives outstanding with a notional amount of $500 million that hedge a portion of forecasted cash flows.
Based on market conditions at March 31, 2022, the $7.5 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) as well as foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2022, $12.2 billion of the Company's third-party foreign currency denominated debt, $1.5 billion of the Company's intercompany foreign currency denominated debt, and $267.4 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2022 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2022, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended
	March 31,
In millions	2022	2021

Rents	$2,081.1	$1,826.1
Royalties	1,168.7	1,038.7
Initial fees	13.0	12.6
Revenues from franchised restaurants	$3,262.8	$2,877.4

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of March 31, 2022.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Russia, Spain and the U.K. The segment is 83% franchised as of March 31, 2022. As of March 31, 2022, all Company-owned restaurants in Russia and Ukraine were temporarily closed due to the ongoing military conflict in the region.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System. Corporate activities are also reported in this segment. The segment is 98% franchised as of March 31, 2022.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended
	March 31,
In millions	2022	2021
Revenues
U.S.	$2,175.6	$2,075.5
International Operated Markets	2,922.1	2,556.2
International Developmental Licensed Markets & Corporate	567.9	492.9
Total revenues	$5,665.6	$5,124.6
Operating Income
U.S.	$1,151.0	$1,125.5
International Operated Markets	1,129.2	953.8
International Developmental Licensed Markets & Corporate	32.4	202.0
Total operating income	$2,312.6	$2,281.3

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
On April 1, 2022, the Company completed the sale of Dynamic Yield, a technology company acquired in 2019, which specializes in personalization and decision logic technology. Dynamic Yield’s technology has been deployed to McDonald’s drive thrus and ordering kiosks in several markets globally. The Company expects to record a pre-tax gain on the sale of approximately $260 million and cash proceeds of approximately $320 million (subject to final working capital adjustments) in the second quarter of 2022.
There were no other subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across 119 countries. Of the 40,344 McDonald's restaurants at March 31, 2022, 37,552, or 93%, were franchised.
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
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company’s Other revenues are comprised of technology fees paid by franchisees, revenues from brand licensing arrangements and third-party revenues for the Dynamic Yield business. As of April 1, 2022, the Company completed the sale of Dynamic Yield and will no longer record third-party revenues related to this business.

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
Impact of Russia-Ukraine Military Conflict
During the first quarter of 2022, McDonald's announced it was temporarily suspending operations and closing restaurants in Russia and Ukraine. The temporary closures were effective at the end of February in Ukraine and mid-March in Russia. The Company is supporting its businesses in these markets through the continuation of employee salaries and lease payments as well as providing support to the Company's supply chain in the region. There will likely be negative impacts on revenue and income as long as the military conflict continues. The Company is monitoring the evolving situation, analyzing options and expects to provide direction no later than the end of the second quarter.

Impact of COVID-19 Restrictions on the Business
COVID-19 resurgences continued to result in instances of government restrictions on restaurant operating hours, limited dine-in capacity and, in some cases, dining room closures, particularly in China.

Strategic Direction

In late 2020, the Company announced the Accelerating the Arches growth strategy (the “Strategy”). The Strategy, which encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand, reflects a refreshed purpose, values and growth pillars that build on the Company’s competitive advantages.

Purpose, Mission and Values

Our values underpin our success and are at the very heart of our Strategy. The Company embraces and prioritizes its role and commitments to the communities in which it operates through our:

•Purpose to feed and foster communities;
•Mission to create delicious feel-good moments for everyone; and
•Core Values that define who we are and how we run our business.

Growth Pillars

The following growth pillars — MCD — are rooted in the Company’s identity, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:

•Maximize our Marketing by investing in new, culturally relevant approaches, such as the Famous Orders platform, to effectively communicate the story of our brand, food and purpose. This also includes enhancing digital capabilities that provide a more personal connection with customers. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand.

•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company continues to prioritize chicken and beef offerings, as we expect they represent the largest growth opportunities. The Company recognizes there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites, such as the Crispy Chicken Sandwich that launched in the U.S. in 2021 and the Chicken Big Mac and McSpicy limited time offerings that were featured in several markets around the world in 2021 and 2022. The Company is implementing a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also continue to see a significant opportunity with coffee, and markets are leveraging the McCafé brand, experience, value and quality to drive long-term growth.

•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine to enhance the customer experience. To unlock further growth, the Company is continuing to accelerate technology innovation so that, however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the first quarter of 2022, digital channels (the mobile app, delivery and kiosk) comprised more than 30% of Systemwide sales in our top six markets, representing more than $5 billion of Systemwide sales and a nearly 60% increase over the prior year:

◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in with digital enhancements. Through the digital tools, customers can access tailored offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. The Company has successful loyalty programs in over 40 markets around the world, including the U.S., France, Germany, Canada and Australia. The Company expects the U.K. loyalty program to fully launch later this year, completing the roll-out of loyalty programs across its top six markets.

◦Delivery: The Company has continued to expand the number of restaurants offering delivery to over 33,000, representing over 80% of McDonald's restaurants. Delivery sales have grown significantly over the past few years, and the Company is continuing to build on this progress and enhance the delivery experience for customers by adding the ability to order on the McDonald’s app. This capability is now available in the U.K., and the Company plans to expand this capability to the U.S., Canada and Australia in 2022. In addition to existing long-term strategic partnerships with UberEats and DoorDash, the Company entered a long-term strategic partnership with Just Eat Takeaway.com in March 2022. These partnerships are expected to benefit the Company and its customers and franchisees by optimizing operation efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company has drive thru locations in over 25,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. This channel remains a competitive advantage, and we expect that it will become even more critical to meet customers’ demand for flexibility and choice. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets segments will include a drive thru.

Foundational to the Accelerating the Arches Strategy is keeping the customer and restaurant crew at the center of everything we do, along with a relentless focus on running great restaurants. The Company believes this Strategy builds on our inherent strengths by harnessing our competitive advantages while leveraging our size, scale and agility to adapt and adjust to uncertain operating environments and meet consumer demands. The Company believes the employee experience is critical to its success and, in 2022, implemented Global Brand Standards which are designed to create a culture of safety for both employees and customers in McDonald’s restaurants around the world. These efforts, coupled with investment in innovation, are designed to enhance the customer experience and deliver long-term profitable growth, which is aligned with the Company’s capital allocation philosophy of investing in new restaurants and opportunities to grow the business, reinvesting in existing restaurants, and returning all free cash flow to shareholders over time through dividends and share repurchases.

First Quarter 2022 Financial Performance
Global comparable sales increased 11.8% for the quarter.
•U.S. comparable sales increased 3.5%. Comparable sales growth was driven by strategic menu price increases, strong marketing promotions featuring the core menu and growth in digital channels, which continued to benefit from the prior year launch of the Company's loyalty program — "MyMcDonald’s Rewards."
•International Operated Markets segment comparable sales increased 20.4%. Strong operating performance and the continued reduction of COVID-related government restrictions in most markets drove positive comparable sales across the segment, led by strong comparable sales in France and the U.K.
•International Developmental Licensed Markets segment comparable sales increased 14.7%. The quarter reflected strong comparable sales driven by Japan and Brazil, partly offset by negative comparable sales in China due to continued COVID-19 resurgences and related government restrictions.

In addition to the comparable sales results, the Company had the following financial results for the quarter:
•Consolidated revenues increased 11% (14% in constant currencies).
•Systemwide sales increased 10% (14% in constant currencies).
•Consolidated operating income increased 1% (3% in constant currencies). The Company temporarily suspended operations during the quarter in Russia and Ukraine as a result of the military conflict in the region. Results included $27 million of costs related to the continuation of employee salaries, lease and supplier payments, as well as $100 million of costs for inventory in the Company's supply chain that likely will be disposed of due to restaurants being temporarily closed. Excluding these current year costs and prior year strategic gains of $135 million, primarily related to the sale of McDonald's Japan stock, consolidated operating income increased 14% (18% in constant currencies).
•Diluted earnings per share was $1.48, a decrease of 28% (27% in constant currencies). Excluding the costs to support the Company's businesses in Russia and Ukraine of $0.13 per share, as well as a nonoperating expense to reserve for a potential settlement related to an international tax matter of $0.67 per share for the quarter 2022, diluted earnings per share for the quarter was $2.28, an increase of 19% (22% in constant currencies) when also excluding strategic gains of $0.13 per share for the quarter 2021.
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
•Comparable sales are compared to the same period in the prior year and represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters and acts of war, terrorism or other hostilities (including restaurants temporarily closed due to COVID-19, as well as those in Russia and Ukraine). Comparable sales exclude the impact of currency translation and the sales of any market considered hyper-inflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2022
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,302.4	7%
Revenues from franchised restaurants	3,262.8	13
Other revenues	100.4	17
Total revenues	5,665.6	11
Operating costs and expenses
Company-operated restaurant expenses	1,959.2	8
Franchised restaurants-occupancy expenses	584.0	2
Other restaurant expenses	72.3	8
Selling, general & administrative expenses
Depreciation and amortization	92.7	22
Other	584.3	19
Other operating (income) expense, net	60.5	n/m
Total operating costs and expenses	3,353.0	18
Operating income	2,312.6	1
Interest expense	287.3	(4)
Nonoperating (income) expense, net	484.1	n/m
Income before provision for income taxes	1,541.2	(21)
Provision for income taxes	436.8	5
Net income	$1,104.4	(28)%
Earnings per common share-basic	$1.49	(28)%
Earnings per common share-diluted	$1.48	(28)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2022	2021	2022
Revenues	$5,665.6	$5,124.6	$(201.9)
Company-operated margins	343.2	343.9	(15.9)
Franchised margins	2,678.8	2,305.9	(73.6)
Selling, general & administrative expenses	677.0	566.4	8.4
Operating income	2,312.6	2,281.3	(35.4)
Net income	1,104.4	1,537.2	(13.4)
Earnings per share-diluted	$1.48	$2.05	$(0.02)

•The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the weakening of the Euro, Australian Dollar, British Pound and Russian Ruble.
Net Income and Diluted Earnings per Share
For the quarter, net income decreased 28% (27% in constant currencies) to $1,104.4 million, and diluted earnings per share decreased 28% (27% in constant currencies) to $1.48. Foreign currency translation had a negative impact of $0.02 on diluted earnings per share.
Results for 2022 included the following:
•$127 million, or $0.13 per share, of pre-tax operating expenses incurred to support the Company's businesses in Russia and Ukraine. Included in this amount were $27 million related to the continuation of employee salaries, lease and supplier payments as well as $100 million for inventory in the Company's supply chain that likely will be disposed of due to restaurants being temporarily closed
•$500 million, or $0.67 per share, of nonoperating expense to reserve for a potential settlement related to an international tax matter
Results for 2021 included the following:
•$135 million of pre-tax strategic gains, or $0.13 per share, primarily related to the sale of McDonald’s Japan stock

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION

	Quarters Ended March 31,
	Net Income				Earnings per share - diluted
	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$1,104.4	$1,537.2	(28)%	(27)%	$1.48	$2.05	(28)%	(27)%
Strategic (gains)/charges	102.1	(98.9)			0.13	(0.13)
Settlement reserve	500.0	—			0.67	—
Non-GAAP	$1,706.5	$1,438.3	19%	22%	$2.28	$1.92	19%	22%

Excluding strategic charges and gains and a nonoperating expense to reserve for a potential settlement related to an international tax matter, net income and diluted earnings per share for the quarter each increased 19% (22% in constant currencies).
During the quarter, the Company repurchased 6.2 million shares of stock for $1.5 billion. Additionally, the Company paid a quarterly dividend of $1.38 per share, or $1.0 billion.

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
Franchised restaurants represented 93% of McDonald's restaurants worldwide at March 31, 2022. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended March 31,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$639.0	$618.3	3%	3%
International Operated Markets	1,480.7	1,379.7	7	14
International Developmental Licensed Markets & Corporate	182.7	163.5	12	21
Total	$2,302.4	$2,161.5	7%	12%
Franchised revenues
U.S.	$1,493.5	$1,420.5	5%	5%
International Operated Markets	1,403.3	1,144.4	23	29
International Developmental Licensed Markets & Corporate	366.0	312.5	17	21
Total	$3,262.8	$2,877.4	13%	17%
Total Company-operated sales and Franchised revenues
U.S.	$2,132.5	$2,038.8	5%	5%
International Operated Markets	2,884.0	2,524.1	14	21
International Developmental Licensed Markets & Corporate	548.7	476.0	15	21
Total	$5,565.2	$5,038.9	10%	14%

Total Other revenues	$100.4	$85.7	17%	19%

Total Revenues	$5,665.6	$5,124.6	11%	14%
•Total Company-operated sales and franchised revenues increased 10% (14% in constant currencies) for the quarter. Revenues in the quarter benefited from strong sales performance across all segments and were driven by France and the U.K. in the International Operated Markets segment. In the International Developmental Licensed Markets segment, the quarter reflected strong sales performance across all geographic regions, with China continuing to be impacted by COVID-19 resurgences and related government restrictions.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters ended March 31, 2022 and 2021:

	Increase/(Decrease)
	Quarters Ended March 31,
	2022	2021
U.S.	3.5%	13.6%
International Operated Markets	20.4	0.6
International Developmental Licensed Markets & Corporate	14.7	6.4
Total	11.8%	7.5%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2022:

SYSTEMWIDE SALES*
	Quarter Ended March 31, 2022
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	3%	3%
International Operated Markets	16	23
International Developmental Licensed Markets & Corporate	15	19
Total	10%	14%
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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases):

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$10,429.1	$10,089.8	3%	3%
International Operated Markets	8,111.9	6,880.6	18	24
International Developmental Licensed Markets & Corporate	6,946.7	6,048.0	15	19
Total	$25,487.7	$23,018.4	11%	14%

Ownership type
Conventional franchised	$18,443.3	$16,907.6	9%	12%
Developmental licensed	4,131.3	3,280.2	26	31
Foreign affiliated	2,913.1	2,830.6	3	7
Total	$25,487.7	$23,018.4	11%	14%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2022	2021
Franchised
U.S.	$1,192.5	$1,131.1	5%	5%
International Operated Markets	1,125.7	868.6	30	37
International Developmental Licensed Markets & Corporate	360.6	306.2	18	21
Total	$2,678.8	$2,305.9	16%	19%
Company-operated
U.S.	$98.3	$125.1	(21)%	(21)%
International Operated Markets	241.2	218.0	11	18
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$343.2	$343.9	—%	4%
Total restaurant margins
U.S.	$1,290.8	$1,256.2	3%	3%
International Operated Markets	1,366.9	1,086.6	26	33
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,022.0	$2,649.8	14%	17%

n/m Not meaningful
•Total restaurant margins increased $372.2 million, or 14% (17% in constant currencies), for the quarter, reflecting strong sales performance across all segments. Franchised margins represented nearly 90% of restaurant margin dollars for the quarter.
•U.S. franchised margins for the quarter reflected higher depreciation costs related to investments in restaurant modernization.
•U.S. Company-operated margins for the quarter reflected positive sales performance, which was more than offset by significant inflationary impacts on labor and commodities.
•Total restaurant margins included $385.8 million of depreciation and amortization expense for the quarter.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $110.6 million, or 20% (21% in constant currencies), for the quarter, primarily reflecting costs related to the Company's 2022 Worldwide Owner/Operator Convention, higher long-term incentive-based compensation expense and higher costs for investments in restaurant technology.
•Selling, general and administrative expenses as a percent of Systemwide sales was 2.4% and 2.2% for the quarters ended 2022 and 2021, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended
	March 31,
	2022	2021
Gains on sales of restaurant businesses	$(5.8)	$(17.6)
Equity in earnings of unconsolidated affiliates	(31.3)	(35.1)
Asset dispositions and other (income) expense, net	(29.5)	8.5
Impairment and other strategic charges (gains), net	127.1	(135.2)
Total	$60.5	$(179.4)
•Gains on sales of restaurant businesses decreased for the quarter primarily due to lower gains in the U.S.
•Equity in earnings of unconsolidated affiliates decreased for the quarter due to lower equity in earnings in Japan as a result of the Company's reduced ownership in McDonald's Japan when compared to the same period in 2021 as well as the impact of continued COVID-19 resurgences and related government restrictions on operating performance in China.
•Asset dispositions and other (income) expense, net for the quarter reflected the increase to fair value of an existing restaurant joint venture in connection with the buyout of a joint venture partner within the International Operated Markets segment.
•Impairment and other strategic charges (gains), net for the quarter reflected $127 million of pre-tax operating expenses incurred to support the Company's businesses in Russia and Ukraine. Included in this amount were $27 million related to the continuation of employee salaries, lease and supplier payments, as well as $100 million for inventory in the Company's supply chain that likely will be disposed of due to restaurants being temporarily closed.
Results for the quarter 2021 reflected $135 million of pre-tax strategic gains, primarily related to the sale of McDonald’s Japan stock.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended March 31,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,151.0	$1,125.5	2%	2%
International Operated Markets	1,129.2	953.8	18	21
International Developmental Licensed Markets & Corporate	32.4	202.0	(84)	(78)
Total	$2,312.6	$2,281.3	1%	3%

Operating margin	40.8%	44.5%
Non-GAAP operating margin	43.1%	41.9%

•Operating Income: Operating income increased $31.3 million, or 1% (3% in constant currencies), for the quarter. Results for the quarter 2022 reflected $127 million of costs incurred to support the Company's businesses in Russia and Ukraine. Results for the quarter 2021 included $135 million of pre-tax strategic gains, primarily related to the sale of McDonald's Japan stock. Excluding current and prior year strategic charges and gains, operating income increased 14% (18% in constant currencies).
•U.S.: The operating income increase for the quarter was driven by strong sales performance, partly offset by higher selling, general and administrative costs.
•International Operated Markets: The operating income increase for the quarter was driven by strong sales performance, primarily in France and the U.K.
•International Developmental Licensed Markets & Corporate: Excluding prior year strategic gains, the operating income increase for the quarter was driven by strong sales performance, primarily in Japan and Brazil, partly offset by higher Corporate selling, general and administrative expenses.

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
Excluding costs incurred to support the Company's businesses in Russia and Ukraine and prior year strategic gains, the increase in operating margin percent for the quarter was due to strong sales-driven restaurant margin growth, partly offset by higher Corporate selling, general and administrative expenses.

Interest Expense
•Interest expense decreased 4% (3% in constant currencies) for the quarter primarily due to lower average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2022	2021
Interest income	$(2.6)	$(1.8)
Foreign currency and hedging activity	(11.3)	20.3
Other expense, net	498.0	10.1
Total	$484.1	$28.6

•Other expense, net included $500 million of nonoperating expense to reserve for a potential settlement related to an international tax matter.

Income Taxes
•The effective income tax rate was 28.3% and 21.3% for the quarters ended 2022 and 2021, respectively.
•Excluding the impacts of the $500 million of nonoperating expense to reserve for a potential settlement related to an international tax matter, and current and prior year strategic gains and charges, the effective income tax rate was 21.3% and 20.9% for the quarters ended 2022 and 2021, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $2.1 billion and exceeded capital expenditures by $1.7 billion for the first quarter 2022. Cash provided by operations was flat compared with the first quarter 2021, as lower net income was offset by changes in working capital.
Cash used for investing activities totaled $554.5 million for the first quarter 2022, an increase of $309.9 million compared with the first quarter 2021. The first quarter 2021 reflects proceeds received from the sale of McDonald's Japan stock.
Cash used for financing activities totaled $3.8 billion for the first quarter 2022, an increase of $1.6 billion compared with the first quarter 2021. The increase is primarily due to higher share repurchases in 2022.

Outlook

The military conflict between Russia and Ukraine has led to economic and political uncertainty globally. The below information is provided to assist in forecasting the Company's results for 2022, and the Company plans to provide updates as situations warrant.
•The Company expects net restaurant unit expansion will contribute about 1.5% to 2022 Systemwide sales growth, in constant currencies.
•The Company expects full year 2022 selling, general and administrative expenses of about 2.3% of Systemwide sales.
•The Company expects 2022 operating margin percent to be in the low-to-mid 40% range.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2022 to be relatively flat to 2021.
•The Company expects the effective income tax rate for the full year 2022 to be in the 20% to 22% range. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2022 capital expenditures to be approximately $2.2 to $2.4 billion, about half of which will be directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Over 40% will be dedicated to the U.S. business, most of which will go towards reinvestment, including the completion of restaurant modernization efforts. Globally, the Company expects to open approximately 1,700 to 1,800 restaurants. The Company will open approximately 400 to 500 restaurants in the U.S. and International Operated Markets segments, and developmental licensees and affiliates will contribute capital towards over 1,300 restaurant openings in their respective markets. The Company expects approximately 1,300 to 1,400 net restaurant additions in 2022.
•The Company expects to achieve a free cash flow conversion rate greater than 90%.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in the "Recent Accounting Pronouncements" section in Part I, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements
The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward- looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the dates the statements are made. Except as required by law, we do not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.
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
GLOBAL PANDEMIC
The COVID-19 pandemic has adversely affected and may continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations since early 2020, and has resulted in increased pressure on labor availability and supply chain management. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumer behavior to change, worsening or volatile economic conditions in certain markets, and increased regulatory complexity and compliance costs, each of which could continue to adversely affect our business. In addition, our global operations have been disrupted to varying degrees in different markets and may continue to be disrupted to varying degrees given the unpredictability of the virus, its resurgences and variants and government responses thereto as well as potentially permanent changes to the industry in which we operate. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections or the emergence of new variants in one or more markets, the availability, acceptance or effectiveness of vaccines or vaccination rates across the globe, the pandemic has negatively impacted our business and may continue to negatively impact our financial results, condition and outlook in a way that may be material.
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
Our continued success depends on our System’s ability to build upon our historic strengths and competitive advantages. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and trends in food sourcing, food preparation, food offerings, and consumer behavior and preferences, including with respect to the use of digital channels and environmental and social responsibility matters, in the IEO segment. If we are not able to predict, or quickly and effectively respond to, these changes, or if our competitors predict or respond more effectively, our financial results could be adversely impacted.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Such disruptions or volatility can also result from acts of war, terrorism or other hostilities. For example, in response to the recent military conflict between Russia and Ukraine, we have paused our operations in Russia and Ukraine and experienced increased pressure on our supply chain and commodity costs, which we expect to impact our financial results. The broader impacts of the conflict and related sanctions, including on macroeconomic conditions, geopolitical tensions and consumer demand, may have an adverse impact on our business and financial results. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such actions and events.
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
We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions and related price increases can adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, unexpected increases in demand, transportation issues, labor issues, weather-related events, natural disasters, acts of war, terrorism or other hostilities, or other factors beyond the control of us or our suppliers or franchisees. If we experience interruptions in our System’s supply chain, or if contingency planning is not effective, our costs could increase and/or the availability of products critical to our System’s operations could be limited.
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
Our success depends in part on our System’s ability to proactively recruit, motivate and retain qualified individuals to work in McDonald’s restaurants and to maintain appropriately-staffed restaurants in an intensely competitive labor market. We and our franchisees have experienced and may continue to experience challenges in adequately staffing certain McDonald’s restaurants, which can negatively impact operations, including speed of service to customers, and customer satisfaction levels. The System’s ability to meet its labor needs is generally subject to external factors, including the availability of sufficient workforce, unemployment levels and prevailing wages in the markets in which we operate.
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
Our real estate values and the costs associated with our real estate operations are also impacted by a variety of other factors, including governmental regulations, insurance, zoning, tax and eminent domain laws, interest rate levels, the cost of financing, natural disasters, acts of war, terrorism or other hostilities, or other factors beyond our control. A significant change in real estate values, or an increase in costs as a result of any of these factors, could adversely affect our operating results.
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
Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Certain of these technology systems contain personal, financial and other information of our customers, employees, franchisees and their employees, business customers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, or the theft or unauthorized disclosure of such information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
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
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel, utilities, distribution and other operating costs, including labor. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected and in the future could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef, chicken and pork, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand and other macroeconomic conditions, international commodity markets, food safety concerns, product recalls, government regulation, and acts of war, terrorism or other hostilities, all of which are beyond our control and, in many instances, unpredictable. Our System can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. The most important of these factors, some of which are beyond our control, are the following:
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
In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations and investors – on ESG matters. A failure, whether real or perceived, to address ESG matters or to achieve progress on our ESG initiatives on the anticipated timing or at all, could adversely affect our business, including by heightening other risks disclosed in these Risk Factors, such as those related to consumer behavior, consumer perceptions of our brand, labor availability and costs, supply chain interruptions, commodity costs, and legal and regulatory complexity. Conversely, our taking a position, whether real or perceived, on ESG, public policy, geopolitical and similar matters could adversely impact our business.
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
Events such as severe weather conditions, natural disasters, hostilities, social unrest and climate change, among others, can adversely affect our results and prospects.
Severe weather conditions, natural disasters, acts of war, terrorism or other hostilities, social unrest or climate change (or expectations about them) can adversely affect consumer behavior and confidence levels, supply availability and costs and local operations in impacted markets, all of which can affect our results and prospects. Climate change may also increase the frequency and severity of such weather-related events and natural disasters. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 regarding these matters.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2021 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting the Company's business, refer to the “Risk Factors" section in Part I, Item 2 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2022	1,465,845	$255.62	1,465,845	$12,905,664,153
February 1-28, 2022	2,163,959	249.84	2,163,959	12,365,014,194
March 1-31, 2022	2,534,949	233.18	2,534,949	11,773,904,124
Total	6,164,753	$244.37	6,164,753
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

(a)
McDonald’s Corporation Directors’ Deferred Compensation Plan, amended and restated effective as of December 31, 2021, incorporated herein by reference from Exhibit 10(a) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.**

(b)
McDonald’s Corporation Board of Directors Deferred Compensation Plan, effective as of January 1, 2022, incorporated herein by reference from Exhibit 10(b) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.**

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
McDonald’s Amended and Restated Deferred Compensation Plan, effective as of May 26, 2020, incorporated herein by reference from Exhibit 10(c) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(i)
First Amendment to the McDonald's Amended and Restated Deferred Compensation Plan, effective as of December 1, 2021, incorporated herein by reference from Exhibit 10(d)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.**

(e)
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
Separation Agreement and General Release between Douglas Goare and the Company, dated January 7, 2019, incorporated herein by reference from Exhibit 10(r) of Form 10-K (File No. 001-05231), for the year ended December 31, 2018.**

(m)
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
Separation Agreement and General Release between Stephen Easterbrook and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10.1 of Form 8-K (File No. 001-05231), filed November 4, 2019.**

(r)
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
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.**

(u)
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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	May 2, 2022	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer