Form 10-Q
period 2022-06-30
MCDONALDS CORP
filed 2022-08-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
735,717,271
(Number of shares of common stock
outstanding as of June 30, 2022)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and equivalents	$1,872.5	$4,709.2
Accounts and notes receivable	1,836.7	1,872.4
Inventories, at cost, not in excess of market	43.3	55.6
Prepaid expenses and other current assets	1,166.8	511.3
Total current assets	4,919.3	7,148.5
Other assets
Investments in and advances to affiliates	1,074.0	1,201.2
Goodwill	2,722.4	2,782.5
Miscellaneous	4,403.4	4,449.5
Total other assets	8,199.8	8,433.2
Lease right-of-use asset, net	12,794.2	13,552.0
Property and equipment
Property and equipment, at cost	40,114.3	41,916.6
Accumulated depreciation and amortization	(16,779.8)	(17,196.0)
Net property and equipment	23,334.5	24,720.6
Total assets	$49,247.8	$53,854.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$739.4	$1,006.8
Lease liability	689.6	705.5
Income taxes	503.8	360.7
Other taxes	215.9	236.7
Accrued interest	312.8	363.3
Accrued payroll and other liabilities	1,018.6	1,347.0
Total current liabilities	3,480.1	4,020.0
Long-term debt	34,576.5	35,622.7
Long-term lease liability	12,319.4	13,020.9
Long-term income taxes	1,236.1	1,896.8
Deferred revenues - initial franchise fees	733.0	738.3
Other long-term liabilities	1,022.8	1,081.0
Deferred income taxes	2,249.7	2,075.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,378.7	8,231.6
Retained earnings	57,785.1	57,534.7
Accumulated other comprehensive income (loss)	(2,246.4)	(2,573.7)
Common stock in treasury, at cost; 924.9 and 915.8 million shares	(70,303.8)	(67,810.2)
Total shareholders’ equity (deficit)	(6,369.8)	(4,601.0)
Total liabilities and shareholders’ equity (deficit)	$49,247.8	$53,854.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2022	2021	2022	2021
Revenues
Sales by Company-operated restaurants	$2,112.8	$2,488.7	$4,415.2	$4,650.2
Revenues from franchised restaurants	3,526.8	3,306.2	6,789.6	6,183.6
Other revenues	78.8	93.0	179.2	178.7
Total revenues	5,718.4	5,887.9	11,384.0	11,012.5
Operating costs and expenses
Company-operated restaurant expenses	1,769.8	2,021.0	3,729.0	3,838.6
Franchised restaurants-occupancy expenses	588.6	579.1	1,172.6	1,150.6
Other restaurant expenses	57.9	68.3	130.2	135.5
Selling, general & administrative expenses
Depreciation and amortization	93.0	83.1	185.7	159.1
Other	611.2	572.4	1,195.5	1,062.8
Other operating (income) expense, net	886.1	(127.1)	946.6	(306.5)
Total operating costs and expenses	4,006.6	3,196.8	7,359.6	6,040.1
Operating income	1,711.8	2,691.1	4,024.4	4,972.4
Interest expense	290.6	296.5	577.9	596.5
Nonoperating (income) expense, net	12.1	18.6	496.2	47.2
Income before provision for income taxes	1,409.1	2,376.0	2,950.3	4,328.7
Provision for income taxes	221.1	156.7	657.9	572.2
Net income	$1,188.0	$2,219.3	$2,292.4	$3,756.5
Earnings per common share-basic	$1.61	$2.97	$3.10	$5.03
Earnings per common share-diluted	$1.60	$2.95	$3.08	$5.00
Dividends declared per common share	$1.38	$1.29	$2.76	$2.58
Weighted-average shares outstanding-basic	737.5	746.6	740.0	746.2
Weighted-average shares outstanding-diluted	742.0	752.1	744.8	751.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Net income	$1,188.0	$2,219.3	$2,292.4	$3,756.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(190.6)	47.8	(274.8)	(39.9)
Reclassification of (gain) loss to net income	504.1	9.7	504.1	20.4
Foreign currency translation adjustments-net of tax benefit (expense) of (178.0), 22.7, (237.0) and (67.6)	313.5	57.5	229.3	(19.5)
Cash flow hedges:
Gain (loss) recognized in AOCI	103.0	(1.2)	130.4	21.9
Reclassification of (gain) loss to net income	(18.3)	13.4	(28.4)	28.4
Cash flow hedges-net of tax benefit (expense) of (24.3), (3.7), (29.3) and (14.9)	84.7	12.2	102.0	50.3
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	0.1	0.1	0.8
Reclassification of (gain) loss to net income	(2.7)	(5.1)	(4.1)	(16.0)
Defined benefit pension plans-net of tax benefit (expense) of 0.1, 0.1, 0.1 and 0.1	(2.7)	(5.0)	(4.0)	(15.2)
Total other comprehensive income (loss), net of tax	395.5	64.7	327.3	15.6
Comprehensive income	$1,583.5	$2,284.0	$2,619.7	$3,772.1
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Operating activities
Net income	$1,188.0	$2,219.3	$2,292.4	$3,756.5
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	462.2	463.4	941.9	917.3
Deferred income taxes	(136.3)	(368.9)	(186.8)	(370.4)
Share-based compensation	38.3	36.5	92.6	63.8
Other	234.2	(71.2)	306.2	(201.2)
Changes in working capital items	(1,168.3)	(545.9)	(694.9)	(308.8)
Cash provided by operations	618.1	1,733.2	2,751.4	3,857.2
Investing activities
Capital expenditures	(437.9)	(482.6)	(839.1)	(851.3)
Purchases of restaurant businesses	(110.5)	(49.4)	(197.2)	(88.1)
Sales of restaurant and other businesses	351.7	52.2	368.2	81.8
Sales of property	6.3	23.8	11.2	56.6
Other	(128.8)	42.5	(216.8)	142.9
Cash used for investing activities	(319.2)	(413.5)	(873.7)	(658.1)
Financing activities
Net short-term borrowings	310.1	1.4	316.1	7.9
Long-term financing issuances	1,874.5	—	1,874.5	—
Long-term financing repayments	(850.8)	(401.2)	(2,201.4)	(1,739.0)
Treasury stock purchases	(1,031.2)	(3.0)	(2,537.7)	(24.5)
Common stock dividends	(1,016.9)	(963.3)	(2,042.0)	(1,925.6)
Proceeds from stock option exercises	47.2	72.9	105.9	132.0
Other	(19.6)	(13.1)	(32.2)	(21.0)
Cash used for financing activities	(686.7)	(1,306.3)	(4,516.8)	(3,570.2)
Effect of exchange rates on cash and cash equivalents	(75.4)	16.3	(197.6)	(28.6)
Cash and equivalents increase (decrease)	(463.2)	29.7	(2,836.7)	(399.7)
Cash and equivalents at beginning of period	2,335.7	3,019.7	4,709.2	3,449.1
Cash and equivalents at end of period	$1,872.5	$3,049.4	$1,872.5	$3,049.4
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2020	1,660.6	$16.6	$7,903.6	$53,908.1	$(287.6)	$(111.3)	$(2,187.9)	(915.2)	$(67,066.4)	$(7,824.9)
Net income				3,756.5						3,756.5
Other comprehensive income (loss), net of tax					(15.2)	50.3	(19.5)			15.6
Comprehensive income										3,772.1
Common stock cash dividends ($2.58 per share)				(1,925.6)						(1,925.6)
Treasury stock purchases								(0.1)	(24.5)	(24.5)
Share-based compensation			63.8							63.8
Stock option exercises and other			78.6					1.5	52.5	131.1
Balance at June 30, 2021	1,660.6	$16.6	$8,046.0	$55,739.0	$(302.8)	$(61.0)	$(2,207.4)	(913.8)	$(67,038.4)	$(5,808.0)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)

For the six months ended June 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2021	1,660.6	$16.6	$8,231.6	$57,534.7	$(179.5)	$(24.8)	$(2,369.4)	(915.8)	$(67,810.2)	$(4,601.0)
Net income				2,292.4						2,292.4
Other comprehensive income (loss), net of tax					(4.0)	102.0	229.3			327.3
Comprehensive income										2,619.7
Common stock cash dividends ($2.76 per share)				(2,042.0)						(2,042.0)
Treasury stock purchases								(10.4)	(2,537.7)	(2,537.7)
Share-based compensation			92.6							92.6
Stock option exercises and other			54.5					1.3	44.1	98.6
Balance at June 30, 2022	1,660.6	$16.6	$8,378.7	$57,785.1	$(183.5)	$77.2	$(2,140.1)	(924.9)	$(70,303.8)	$(6,369.8)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2021	1,660.6	$16.6	$7,959.1	$54,483.0	$(297.8)	$(73.2)	$(2,264.9)	(914.5)	$(67,058.3)	$(7,235.5)
Net income				2,219.3						2,219.3
Other comprehensive income (loss), net of tax					(5.0)	12.2	57.5			64.7
Comprehensive income										2,284.0
Common stock cash dividends ($1.29 per share)				(963.3)						(963.3)
Treasury stock purchases								—	(3.0)	(3.0)
Share-based compensation			36.5							36.5
Stock option exercises and other			50.4					0.7	22.9	73.3
Balance at June 30, 2021	1,660.6	$16.6	$8,046.0	$55,739.0	$(302.8)	$(61.0)	$(2,207.4)	(913.8)	$(67,038.4)	$(5,808.0)

For the quarter ended June 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2022	1,660.6	$16.6	$8,307.1	$57,614.0	$(180.8)	$(7.5)	$(2,453.6)	(921.1)	$(69,286.6)	$(5,990.8)
Net income				1,188.0						1,188.0
Other comprehensive income (loss), net of tax					(2.7)	84.7	313.5			395.5
Comprehensive income										1,583.5
Common stock cash dividends ($1.38 per share)				(1,016.9)						(1,016.9)
Treasury stock purchases								(4.3)	(1,031.2)	(1,031.2)
Share-based compensation			38.3							38.3
Stock option exercises and other			33.3					0.5	14.0	47.3
Balance at June 30, 2022	1,660.6	$16.6	$8,378.7	$57,785.1	$(183.5)	$77.2	$(2,140.1)	(924.9)	$(70,303.8)	$(6,369.8)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."

Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2022 do not necessarily indicate the results that may be expected for the full year.
In the first quarter of 2022, the Company temporarily closed restaurants in Russia and Ukraine due to the ongoing war in the region. Restaurants remained closed in Ukraine throughout the second quarter.
During the second quarter of 2022, the Company completed the sale of its Russian business, resulting in a total exit from the market. The Company recorded a charge for the quarter of $1.2 billion, comprised primarily of the write-off of the Company’s net investment in Russia, along with related cumulative foreign currency translation losses. Restaurants remained closed in Russia through the completion of the sale in mid-June.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2022		2021
Conventional franchised	21,621		21,519
Developmental licensed	7,918		7,753
Foreign affiliated	8,125		7,445
Total Franchised	37,664		36,717
Company-operated	2,032		2,679
Total Systemwide restaurants	39,696	*	39,396
*Reflects the sale of over 850 restaurants in Russia in the second quarter of 2022, most of which were Company-operated.
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.5 million shares and 5.5 million shares for the quarters ended 2022 and 2021, respectively, and 4.8 million shares and
5.4 million shares for the six months ended 2022 and 2021, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.6 million shares and 3.0 million shares for the quarters ended 2022 and 2021, respectively, and 1.6 million shares and 3.0 million shares for the six months ended 2022 and 2021, respectively.

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

Updates to Significant Accounting Policies
Long-lived Assets and Goodwill
Long-lived assets and Goodwill are typically reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. Although the Company completed the sale of its business in Russia in mid-June of 2022, the ongoing war between Russia and Ukraine continues to present uncertainty and risk to the Company's operations in Ukraine. The Company temporarily closed restaurants in Ukraine during the first quarter of 2022, and restaurants remained closed throughout the second quarter. The Company continues to monitor the economic uncertainty, while assessing the financial impact and outlook for restaurant operations in this market. As such, the Company conducted an analysis during the second quarter of 2022. Based on the Company’s analysis and review of current circumstances, there was no impairment recorded during the second quarter of 2022.
As of June 30, 2022, the Company’s net investment in Ukraine was approximately $110 million, primarily consisting of building and equipment assets. In addition, there was approximately $140 million of cumulative foreign currency translation losses reflected in the AOCI section of the condensed consolidated statement of shareholder’s equity at June 30, 2022.

Income Taxes
The effective income tax rate was 15.7% and 6.6% for the quarters ended 2022 and 2021, respectively, and 22.3% and 13.2% for the six months ended 2022 and 2021, respectively. The effective tax rate for both periods of 2022 reflected tax audit settlements and the remeasurement of income tax reserves associated with global tax audit progression, as well as the sale of Dynamic Yield and the Company's business in Russia. The effective tax rate for both periods of 2021 included a benefit related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate.
As of June 30, 2022 and December 31, 2021, the Company’s gross unrecognized tax benefits totaled $640.0 million and $1,504.9 million, respectively. The Company continues to engage with various tax jurisdictions to resolve tax audits. In the quarter, the Company finalized and settled certain tax examinations and remeasured other income tax reserves based on audit progression. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2022
Balance at January 1	$1,504.9
Decreases for positions taken in prior years	(572.1)
Increases for positions taken in prior years	49.8
Increases for positions in the current year	19.4
Decreases due to settlements with taxing authorities	(362.0)
Decreases due to the lapsing of statutes of limitations	—
Balance at June 30	$640.0

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. There were no significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2021 Annual Report on Form 10-K.
At June 30, 2022, the fair value of the Company’s debt obligations was estimated at $33.7 billion, compared to a carrying amount of $34.6 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2022	December 31, 2021	Balance Sheet Classification	June 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$107.5	$42.4	Accrued payroll and other liabilities	$—	$(3.3)
Interest rate	Prepaid expenses and other current assets	66.1	0.3	Accrued payroll and other liabilities	—	—
Foreign currency	Miscellaneous other assets	43.8	28.0	Other long-term liabilities	—	(0.5)
Interest rate	Miscellaneous other assets	—	8.6	Other long-term liabilities	(60.9)	(4.1)
Total derivatives designated as hedging instruments		$217.4	$79.3		$(60.9)	$(7.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$1.0	$9.5	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	7.0	0.5	Accrued payroll and other liabilities	—	—
Equity	Miscellaneous other assets	185.4	200.3
Total derivatives not designated as hedging instruments		$193.4	$210.3		$—	$—
Total derivatives		$410.8	$289.6		$(60.9)	$(7.9)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the six months ended June 30, 2022 and 2021, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2022	2021	2022	2021	2022	2021
Foreign currency	Nonoperating income/expense	$101.8	$28.4	$38.8	$(33.7)
Interest rate	Interest expense	66.1	—	(2.2)	(3.1)
Cash flow hedges		$167.9	$28.4	$36.6	$(36.8)

Foreign currency denominated debt	Nonoperating income/expense	$1,015.2	$274.0	$—	$32.4
Foreign currency derivatives	Nonoperating income/expense	27.4	26.5
Foreign currency derivatives(1)	Interest expense					$4.4	$7.3
Net investment hedges		$1,042.6	$300.5	$—	$32.4	$4.4	$7.3

Foreign currency	Nonoperating income/expense					$6.5	$4.5
Equity	Selling, general & administrative expenses					(23.3)	43.7
Equity	Other operating income/expense, net					—	(16.3)
Undesignated derivatives						$(16.8)	$31.9
(1) The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed-rate debt into floating-rate debt by the use of interest rate swaps. At June 30, 2022, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.0 billion, which included a decrease of $60.9 million of cumulative hedging adjustments. For the six months ended June 30, 2022, the Company recognized a $65.7 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2022, the Company had foreign currency derivatives outstanding with an equivalent notional amount of $1.5 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of June 30, 2022, the Company had derivatives outstanding with a notional amount of $500 million that hedge a portion of forecasted cash flows.
Based on market conditions at June 30, 2022, the $77.2 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2022, $12.5 billion of the Company's third-party foreign currency denominated debt, $882.5 million of the Company's intercompany foreign currency denominated debt and $239.8 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
Undesignated Derivatives
The Company enters into certain derivatives that are not designated for hedge accounting. Therefore, the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. Changes in the fair value of these derivatives are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Changes in the fair value of these derivatives are recognized in Nonoperating (income) expense, net, together with the currency gain or loss from the hedged balance sheet position.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2022 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2022, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021

Rents	$2,275.2	$2,125.7	$4,356.3	$3,951.8
Royalties	1,239.6	1,167.8	2,408.3	2,206.5
Initial fees	12.0	12.7	25.0	25.3
Revenues from franchised restaurants	$3,526.8	$3,306.2	$6,789.6	$6,183.6

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of June 30, 2022.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Spain and the U.K. The segment is 89% franchised as of June 30, 2022. During the second quarter of 2022, the Company completed the sale of its business in Russia.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System. Corporate activities are also reported in this segment. The segment is 98% franchised as of June 30, 2022.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2022	2021	2022	2021
Revenues
U.S.	$2,410.0	$2,278.8	4,585.6	$4,354.3
International Operated Markets	2,747.5	3,078.7	5,669.6	$5,634.9
International Developmental Licensed Markets & Corporate	560.9	530.4	1,128.8	1,023.3
Total revenues	$5,718.4	$5,887.9	$11,384.0	$11,012.5
Operating Income
U.S.	$1,319.9	$1,267.5	$2,470.9	$2,393.0
International Operated Markets	136.3	1,272.0	$1,265.5	$2,225.8
International Developmental Licensed Markets & Corporate	255.6	151.6	288.0	353.6
Total operating income*	$1,711.8	$2,691.1	4,024.4	4,972.4
*Results for 2022 included pre-tax charges of $1.2 billion for the quarter and $1.3 billion for the six months related to the sale of the Company's business in Russia, as well as $271 million of gains in both periods related to the Company's sale of its Dynamic Yield business. The quarter and six months 2021 reflected $98 million and $233 million, respectively, of net gains, primarily related to the sale of McDonald's Japan stock.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across 118 countries. Of the 39,696 McDonald's restaurants at June 30, 2022, 37,664, or 95%, were franchised.
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
McDonald’s franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with entrepreneurial experience and financial resources, as well as the local legal and regulatory environment in critical areas such as property ownership and franchising. The business relationship between the Company and its independent franchisees is supported by adhering to standards and policies, including McDonald's Global Brand Standards, and is of fundamental importance to overall performance and to protecting the McDonald’s brand.
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
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company’s Other revenues are comprised of technology fees paid by franchisees, revenues from brand licensing arrangements and third-party revenues for the Dynamic Yield business. As of April 1, 2022, the Company completed the sale of Dynamic Yield and no longer records third-party revenues related to this business.

Conventional Franchise
Under a conventional franchise arrangement, the Company generally owns or secures a long-term lease on the land and building for the restaurant location and the franchisee pays for equipment, signs, seating and décor. The Company believes that ownership of real estate, combined with the co-investment by franchisees, enables it to achieve restaurant performance levels that are among the highest in the industry.
Franchisees are responsible for reinvesting capital in their businesses over time. In addition, to accelerate implementation of certain initiatives, the Company may co-invest with franchisees to fund improvements to their restaurants or operating systems. These investments, developed in collaboration with franchisees, are designed to cater to consumer preferences, improve local business performance and increase the value of the McDonald's brand through the development of modernized, more attractive and higher revenue generating restaurants.
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
Impact of the War in Ukraine
During the first quarter of 2022, McDonald’s temporarily closed restaurants in Russia and Ukraine due to the ongoing war in the region. Restaurants remained closed in Russia through the Company's sale of its Russian business in mid-June, and restaurants remained closed in Ukraine throughout the second quarter. In order to ensure a successful transfer of the business in Russia to a buyer, the Company continued to pay employees and make lease payments through the date of the signed sale agreement.

Impact of COVID-19 Restrictions on the Business
COVID-19 resurgences continued to result in instances of government restrictions on restaurant operations, primarily in China.

Strategic Direction

The Company’s growth strategy, Accelerating the Arches (the “Strategy”), encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand. The Strategy reflects our purpose, mission and values, as well as growth pillars that build on the Company’s competitive advantages.

Purpose, Mission and Values

Our values underpin our success and are at the heart of our Strategy. The Company embraces and prioritizes its role and commitments to the communities in which it operates through our:

•Purpose to feed and foster communities;
•Mission to create delicious feel-good moments for everyone; and
•Core Values that define who we are and how we run our business.

Growth Pillars

The following growth pillars — MCD — are rooted in the Company’s identity, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:

•Maximize our Marketing by investing in new, culturally relevant approaches, such as the Famous Orders platform, to effectively communicate the story of our brand, food and purpose. This also includes enhancing digital capabilities that provide a more personal connection with customers. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand and is especially important to our customers in difficult economic environments.
•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company continues to prioritize chicken and beef offerings, as we expect they represent the largest growth opportunities. The Company recognizes there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites, such as the Crispy Chicken Sandwich that launched in the U.S. in 2021 and the McSpicy limited time offerings that were featured in several markets around the world in 2021 and 2022. The Company is implementing a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also continue to see a significant opportunity with coffee, and markets are leveraging the McCafé brand, experience, value and quality to drive long-term growth.

•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine to enhance the customer experience. To unlock further growth, the Company is continuing to accelerate technology innovation so that, however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the second quarter of 2022, digital channels (the mobile app, delivery and kiosk) comprised nearly one-third of Systemwide sales in our top six markets, representing more than $6 billion of Systemwide sales and an increase of more than 40% over the prior year:

◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in with digital enhancements. Through the digital tools, customers can access tailored offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. The Company has successful loyalty programs in nearly 50 markets around the world and, with the July 2022 launch of MyMcDonald’s Rewards in the U.K., the Company has completed the roll-out of loyalty programs to its top six markets. The Company’s loyalty customers have proven to be highly engaged, with nearly 22 million active U.S. loyalty members in the last 90-days.
◦Delivery: The Company has continued to expand the number of restaurants offering delivery to over 33,000, representing nearly 85% of McDonald's restaurants. Delivery sales have grown significantly over the past few years, and the Company is continuing to build on this progress and enhance the delivery experience for customers by adding the ability to order on the mobile app. This capability is now available in the U.K., and the Company plans to expand this capability to the U.S., Canada and Australia in 2022. The Company now has long-term strategic partnerships with UberEats, DoorDash, Just Eat Takeaway.com and Deliveroo. These partnerships are expected to benefit the Company and its customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.
◦Drive Thru: The Company has drive thru locations in over 25,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. This channel remains a competitive advantage, and we expect that it will become even more critical to meeting customers’ demand for flexibility and choice. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets segments will include a drive thru.

Foundational to Accelerating the Arches is keeping the customer and restaurant crew at the center of everything we do, along with a relentless focus on running great restaurants. The Company believes the Strategy builds on our inherent strengths by harnessing our competitive advantages while leveraging our size, scale and agility to adapt and adjust to uncertain operating environments to meet consumer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.

The Company believes the employee experience is critical to its success and, in 2022, implemented Global Brand Standards which are designed to create a culture of safety for both employees and customers in McDonald’s restaurants around the world. These efforts, coupled with investments in innovation, are designed to enhance the customer experience and deliver long-term profitable growth, which is aligned with the Company’s capital allocation philosophy of investing in new restaurants and opportunities to grow the business, reinvesting in existing restaurants, and returning all free cash flow to shareholders over time through dividends and share repurchases.

Second Quarter and Six Months 2022 Financial Performance
Global comparable sales increased 9.7% for the quarter and 10.7% for the six months.
•U.S. comparable sales increased 3.7% for the quarter and 3.6% for the six months. Comparable sales growth for both periods was driven by strategic menu price increases and value offerings across both our everyday menu and digital offerings, as well as strong marketing promotions.
•International Operated Markets segment comparable sales increased 13.0% for the quarter and 16.4% for the six months. Strong operating performance in both periods drove positive comparable sales across the segment, led by very strong positive comparable sales in France and Germany.
•International Developmental Licensed Markets segment comparable sales increased 16.0% for the quarter and 15.3% for the six months. Both periods reflected strong comparable sales driven by Brazil and Japan, partly offset by negative comparable sales in China due to continued COVID-19 resurgences and related government restrictions.

In addition to the comparable sales results, the Company had the following financial results for the quarter and six months:
•Consolidated revenues decreased 3% (increased 3% in constant currencies) for the quarter and increased 3% (8% in constant currencies) for the six months.
•Systemwide sales increased 4% (10% in constant currencies) for the quarter and 7% (12% in constant currencies) for the six months.
•Consolidated operating income decreased 36% (30% in constant currencies) for the quarter and 19% (15% in constant currencies) for the six months. Excluding current year charges related to the sale of the Company's business in Russia and a gain related to the Company's sale of Dynamic Yield, as well as prior year net gains, primarily related to the sale of McDonald's Japan stock, consolidated operating income was flat (increased 7% in constant currencies) for the quarter and increased 6% (12% in constant currencies) for the six months.
•Diluted earnings per share for the quarter was $1.60, a decrease of 46% (41% in constant currencies) and $3.08, a decrease of 38% (35% in constant currencies) for the six months. Excluding current and prior year items detailed in the Net Income and Diluted Earnings Per Share section on page 22 of this report, diluted earnings per share for the quarter was $2.55, an increase of 8% (14% in constant currencies) and $4.83, an increase of 13% (18% in constant currencies) for the six months.
Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as material regulatory and other income tax impacts, and bases incentive compensation plans on these results because the Company believes this better represents underlying business trends.

The Following Definitions Apply to these Terms as Used Throughout this Report:
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
•Comparable sales are compared to the same period in the prior year and represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters and acts of war, terrorism or other hostilities (including restaurants temporarily closed due to COVID-19, as well as those in Ukraine). Restaurants in Russia were treated as permanently closed as of April 1, 2022 and therefore excluded from the calculation of comparable sales for the quarter. Comparable sales exclude the impact of currency translation and the sales of any market considered hyper-inflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2022		June 30, 2022
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,112.8	(15)%	$4,415.2	(5)%
Revenues from franchised restaurants	3,526.8	7	6,789.6	10
Other revenues	78.8	(15)	179.2	—
Total revenues	5,718.4	(3)	11,384.0	3
Operating costs and expenses
Company-operated restaurant expenses	1,769.8	(12)	3,729.0	(3)
Franchised restaurants-occupancy expenses	588.6	2	1,172.6	2
Other restaurant expenses	57.9	(15)	130.2	(4)
Selling, general & administrative expenses
Depreciation and amortization	93.0	12	185.7	17
Other	611.2	7	1,195.5	12
Other operating (income) expense, net	886.1	n/m	946.6	n/m
Total operating costs and expenses	4,006.6	25	7,359.6	22
Operating income	1,711.8	(36)	4,024.4	(19)
Interest expense	290.6	(2)	577.9	(3)
Nonoperating (income) expense, net	12.1	(36)	496.2	n/m
Income before provision for income taxes	1,409.1	(41)	2,950.3	(32)
Provision for income taxes	221.1	41	657.9	15
Net income	$1,188.0	(46)%	$2,292.4	(39)%
Earnings per common share-basic	$1.61	(46)%	$3.10	(38)%
Earnings per common share-diluted	$1.60	(46)%	$3.08	(38)%
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2022	2021	2022
Revenues	$5,718.4	$5,887.9	$(344.9)
Company-operated margins	343.0	467.7	(24.5)
Franchised margins	2,938.2	2,727.1	(158.9)
Selling, general & administrative expenses	704.2	655.5	15.9
Operating income	1,711.8	2,691.1	(170.7)
Net income	1,188.0	2,219.3	(109.0)
Earnings per share-diluted	$1.60	$2.95	$(0.15)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2022	2021	2022
Revenues	$11,384.0	$11,012.5	$(546.8)
Company-operated margins	686.2	811.6	(40.4)
Franchised margins	5,617.0	5,033.0	(232.5)
Selling, general & administrative expenses	1,381.2	1,221.9	24.3
Operating income	4,024.4	4,972.4	(206.1)
Net income	2,292.4	3,756.5	(122.4)
Earnings per share-diluted	$3.08	$5.00	$(0.16)
•The impact of foreign currency translation on consolidated operating results for both periods primarily reflected the weakening of the Euro, British Pound and Australian Dollar.

Net Income and Diluted Earnings per Share
For the quarter, net income decreased 46% (42% in constant currencies) to $1,188.0 million, and diluted earnings per share decreased 46% (41% in constant currencies) to $1.60. Foreign currency translation had a negative impact of $0.15 on diluted earnings per share.
For the six months, net income decreased 39% (36% in constant currencies) to $2,292.4 million, and diluted earnings per share decreased 38% (35% in constant currencies) to $3.08. Foreign currency translation had a negative impact of $0.16 on diluted earnings per share.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended June 30,
	Net Income				Earnings per share - diluted
	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$1,188.0	$2,219.3	(46)%	(42)%	$1.60	$2.95	(46)%	(41)%
(Gains)/charges	668.6	(70.8)			0.90	(0.10)
Change in U.K statutory tax rate	—	(363.7)			—	(0.48)
France tax settlement	37.2	—			0.05	—
Non-GAAP	$1,893.8	$1,784.8	6%	13%	$2.55	$2.37	8%	14%

	Six Months Ended June 30,
	Net Income				Earnings per share - diluted
	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,292.4	$3,756.5	(39)%	(36)%	$3.08	$5.00	(38)%	(35)%
(Gains)/charges	770.7	(169.7)			1.03	(0.23)
Change in U.K statutory tax rate	—	(363.7)			—	(0.48)
France tax settlement	537.2	—			0.72	—
Non-GAAP	$3,600.3	$3,223.1	12%	17%	$4.83	$4.29	13%	18%
Results for 2022 included the following:
•Pre-tax charges of $1.2 billion, or $1.30 per share, for the quarter and $1.3 billion, or $1.43 per share, for the six months, related to the sale of the Company's business in Russia
•Pre-tax gain of $271 million, or $0.40 per share, for the quarter and six months, related to the Company's sale of its Dynamic Yield business
•$37 million, or $0.05 per share, for the quarter and $537 million, or $0.72 per share, for the six months, of nonoperating expense related to the settlement of a tax audit in France

Results for 2021 included the following:
•Net pre-tax gains of $98 million, or $0.10 per share, for the quarter and $233 million, or $0.23 per share, for the six months, primarily related to the sale of McDonald's Japan stock
•$364 million, or $0.48 per share, for the quarter and six months related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate

During the quarter, the Company repurchased 4.2 million shares of stock for $1.0 billion, bringing total purchases for the six months to 10.4 million shares or $2.5 billion. Additionally, the Company paid a quarterly dividend of $1.38 per share, or $1.0 billion, bringing total dividends paid for the six months to $2.0 billion.

Revenues
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand, and third-party revenues for the Dynamic Yield business. As of April 1, 2022, the Company completed the sale of Dynamic Yield and no longer records third-party revenues related to this business.
Franchised restaurants represented 95% of McDonald's restaurants worldwide at June 30, 2022. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended June 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$704.6	$668.2	5%	5%
International Operated Markets	1,223.1	1,635.3	(25)	(17)
International Developmental Licensed Markets & Corporate	185.1	185.2	—	12
Total	$2,112.8	$2,488.7	(15)%	(9)%
Franchised revenues
U.S.	$1,663.4	$1,567.7	6%	6%
International Operated Markets	1,496.2	1,410.5	6	18
International Developmental Licensed Markets & Corporate	367.2	328.0	12	20
Total	$3,526.8	$3,306.2	7%	12%
Total Company-operated sales and Franchised revenues
U.S.	$2,368.0	$2,235.9	6%	6%
International Operated Markets	2,719.3	3,045.8	(11)	(1)
International Developmental Licensed Markets & Corporate	552.3	513.2	8	17
Total	$5,639.6	$5,794.9	(3)%	3%

Total Other revenues	$78.8	$93.0	(15)%	(13)%

Total Revenues	$5,718.4	$5,887.9	(3)%	3%

Six Months Ended June 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,343.6	$1,286.5	4%	4%
International Operated Markets	2,703.8	3,015.0	(10)	(3)
International Developmental Licensed Markets & Corporate	367.8	348.7	5	16
Total	$4,415.2	$4,650.2	(5)%	1%
Franchised revenues
U.S.	$3,156.9	$2,988.2	6%	6%
International Operated Markets	2,899.5	2,554.9	13	23
International Developmental Licensed Markets & Corporate	733.2	640.5	14	20
Total	$6,789.6	$6,183.6	10%	14%
Total Company-operated sales and Franchised revenues
U.S.	$4,500.5	$4,274.7	5%	5%
International Operated Markets	5,603.3	5,569.9	1	9
International Developmental Licensed Markets & Corporate	1,101.0	989.2	11	19
Total	$11,204.8	$10,833.8	3%	8%

Total Other revenues	$179.2	$178.7	—%	2%

Total Revenues	$11,384.0	$11,012.5	3%	8%
•Total Company-operated sales and franchised revenues decreased 3% (increased 3% in constant currencies) for the quarter and increased 3% (8% in constant currencies) for the six months. In the International Operated Markets segment, both periods reflected positive sales performance driven by France and Germany. Company-operated sales growth in constant currencies was more than offset by the impact of restaurant closures in Russia and Ukraine. Results in the International Developmental Licensed segment for both periods reflected positive sales performance across all geographic regions, with China continuing to be negatively impacted by COVID-19 resurgences and related government restrictions.

Comparable Sales*
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2022 and 2021:

	Increase/(Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S.	3.7%	25.9%	3.6%	19.7%
International Operated Markets	13.0	75.1	16.4	30.7
International Developmental Licensed Markets & Corporate	16.0	32.3	15.3	18.0
Total	9.7%	40.5%	10.7%	22.6%
*For both International Operated Markets and Total comparable sales calculations for the second quarter 2022, restaurants in Russia were treated as permanently closed starting April 1, 2022 and therefore excluded from the calculations, and restaurants in Ukraine were treated as temporarily closed and therefore included in the calculations.

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2022:

SYSTEMWIDE SALES*
	Quarter Ended June 30, 2022		Six Months Ended June 30, 2022
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	4%	4%	4%	4%
International Operated Markets	(1)	10	7	16
International Developmental Licensed Markets & Corporate	11	21	13	20
Total	4%	10%	7%	12%
*    Unlike comparable sales, the Company has not excluded sales from hyper-inflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues. Results in Russia and Ukraine are included in Systemwide sales for both periods.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and six months ended June 30, 2022 and 2021:

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$11,598.7	$11,174.9	4%	4%
International Operated Markets	8,696.1	8,351.0	4	15
International Developmental Licensed Markets & Corporate	6,995.7	6,266.2	12	21
Total	$27,290.5	$25,792.1	6%	12%

Ownership type
Conventional franchised	$20,152.6	$19,428.6	4%	8%
Developmental licensed	4,561.9	3,565.2	28	37
Foreign affiliated	2,576.0	2,798.3	(8)	2
Total	$27,290.5	$25,792.1	6%	12%

Six Months Ended June 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$22,027.8	$21,264.7	4%	4%
International Operated Markets	16,808.0	15,231.6	10	19
International Developmental Licensed Markets & Corporate	13,942.4	12,314.2	13	20
Total	$52,778.2	$48,810.5	8%	13%

Ownership type
Conventional franchised	$38,595.9	$36,336.2	6%	10%
Developmental licensed	8,693.2	6,845.4	27	34
Foreign affiliated	5,489.1	5,628.9	(2)	4
Total	$52,778.2	$48,810.5	8%	13%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2022	2021
Franchised
U.S.	$1,351.6	$1,275.8	6%	6%
International Operated Markets	1,224.5	1,129.5	8	20
International Developmental Licensed Markets & Corporate	362.1	321.8	13	20
Total	$2,938.2	$2,727.1	8%	14%
Company-operated
U.S.	$112.2	$148.1	(24)%	(24)%
International Operated Markets	223.5	312.1	(28)	(21)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$343.0	$467.7	(27)%	(21)%
Total restaurant margins
U.S.	$1,463.8	$1,423.9	3%	3%
International Operated Markets	1,448.0	1,441.6	—	11
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,281.2	$3,194.8	3%	8%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2022	2021
Franchised
U.S.	$2,544.1	$2,406.9	6%	6%
International Operated Markets	2,350.2	1,998.1	18	27
International Developmental Licensed Markets & Corporate	722.7	628.0	15	21
Total	$5,617.0	$5,033.0	12%	16%
Company-operated
U.S.	$210.5	$273.2	(23)%	(23)%
International Operated Markets	464.7	530.1	(12)	(5)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$686.2	$811.6	(15)%	(10)%
Total restaurant margins
U.S.	$2,754.6	$2,680.1	3%	3%
International Operated Markets	2,814.9	2,528.2	11	21
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$6,303.2	$5,844.6	8%	13%
n/m Not meaningful
•Total restaurant margins increased $86.4 million, or 3% (8% in constant currencies), for the quarter and $458.6 million, or 8% (13% in constant currencies), for the six months. Franchised margins represented nearly 90% of restaurant margin dollars for the quarter and six months.
•U.S. franchised margins for both periods reflected higher depreciation costs related to investments in restaurant modernization.

•Company-operated margins in the U.S. and International Operated Markets segment for both periods reflected positive sales performance, which was more than offset by significant inflationary pressures on labor and commodities.
•Company-operated margins in the International Operated Markets segment for both periods were negatively impacted by restaurant closures in Russia and Ukraine.
•Total restaurant margins included depreciation and amortization expense of $368.0 million for the quarter and $753.8 million for the six months.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $48.7 million, or 7% (10% in constant currencies), for the quarter and $159.3 million, or 13% (15% in constant currencies), for the six months. Both periods reflected incremental costs related to the Company's 2022 Worldwide Owner/Operator Convention and proxy contest, as well as higher costs for investments in restaurant technology and the impact of inflationary pressures.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.4% and 2.3% for the six months ended 2022 and 2021, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gains on sales of restaurant businesses	$(8.9)	$(27.1)	$(14.7)	$(44.7)
Equity in earnings of unconsolidated affiliates	(19.9)	(42.8)	(51.2)	(77.9)
Asset dispositions and other (income) expense, net	32.2	40.6	2.7	49.1
Impairment and other strategic charges (gains), net	882.7	(97.8)	1,009.8	(233.0)
Total	$886.1	$(127.1)	$946.6	$(306.5)
•Gains on sales of restaurant businesses decreased for the quarter and six months, primarily due to lower gains in the U.S.
•Equity in earnings of unconsolidated affiliates decreased for both periods, primarily due to the impact of continued COVID-19 resurgences and related government restrictions on operating performance in China.
•Asset dispositions and other (income) expense, net for the six months primarily reflected the increase to fair value of an existing restaurant joint venture in connection with the buyout of a joint venture partner within the International Operated Markets segment.
•Impairment and other strategic charges (gains), net reflected $1.2 billion and $1.3 billion for the quarter and six months, respectively, of pre-tax charges related to the sale of the Company's business in Russia. Results for both periods also reflected a gain of $271 million related to the Company's sale of its Dynamic Yield business.
Results for the quarter and six months 2021 reflected $98 million and $233 million, respectively, of net gains, primarily related to the sale of McDonald's Japan stock.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended June 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,319.9	$1,267.5	4%	4%
International Operated Markets	136.3	1,272.0	(89)	(78)
International Developmental Licensed Markets & Corporate	255.6	151.6	68	86
Total operating income	$1,711.8	$2,691.1	(36)%	(30)%

Non-GAAP operating income	$2,594.5	$2,593.3	—%	7%

Six Months Ended June 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,470.9	$2,393.0	3%	3%
International Operated Markets	1,265.5	2,225.8	(43)	(36)
International Developmental Licensed Markets & Corporate	288.0	353.6	(19)	(7)
Total operating income	$4,024.4	$4,972.4	(19)%	(15)%

Non-GAAP operating income	$5,034.2	$4,739.4	6%	12%

Operating margin	35.4%	45.2%
Non-GAAP operating margin	44.2%	43.0%

•Operating Income: Operating income decreased $979.3 million, or 36% (30% in constant currencies), for the quarter and $948.0 million, or 19% (15% in constant currencies) for the six months.
•U.S.: Operating income for both periods primarily reflected sales-driven growth in Franchised margins, partly offset by inflationary pressures on labor and commodities in Company-operated restaurant margins.
•International Operated Markets: Excluding charges related to the sale of the Company's business in Russia, operating income increased 1% (13% in constant currencies) for the quarter and 14% (24% in constant currencies) for the six months. Both periods reflected positive sales performance led by France and Germany, partly offset by the impact of restaurant closures in Russia and Ukraine as well as inflationary pressures on labor and commodities.
•International Developmental Licensed Markets & Corporate: Results for both periods reflected higher Corporate selling, general and administrative expenses, partly offset by strong sales performance, primarily in Brazil and Japan.
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

Excluding current year net charges, primarily related to the sale of the Company's business in Russia, and prior year net gains, the increase in non-GAAP operating margin for the six months was due to sales-driven growth in Franchised margins, partly offset by the impact of restaurant closures in Russia and Ukraine and inflationary pressures on Company-operated margins as well as higher Corporate selling, general and administrative expenses.

Interest Expense
•Interest expense decreased 2% (flat in constant currencies) for the quarter and 3% (1% in constant currencies) for the six months, primarily due to the impact of foreign currency translation and lower average debt balances, partly offset by higher average interest rates.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income	$(4.6)	$(2.4)	$(7.2)	$(4.2)
Foreign currency and hedging activity	(27.0)	19.1	(38.3)	39.4
Other expense, net	43.7	1.9	541.7	12.0
Total	$12.1	$18.6	$496.2	$47.2

•Other expense, net included $37 million for the quarter and $537 million for the six months of nonoperating expense related to the settlement of a tax audit in France.

Income Taxes
•The effective income tax rate was 15.7% and 6.6% for the quarters ended 2022 and 2021, respectively, and 22.3% and 13.2% for the six months 2022 and 2021, respectively. The effective tax rate for both periods of 2022 reflected approximately $50 million of net tax benefits from the remeasurement of income tax reserves associated with global tax audit progression, partly offset by tax audit settlements.
•Excluding the tax impacts of current and prior year gains and charges, the current year nonoperating expense related to the France tax settlement and the impact of the prior change in the U.K. statutory income tax rate, the effective income tax rate for the quarters ended 2022 and 2021 was 18.7% and 21.7%, respectively, and 19.9% and 21.3% for the six months ended 2022 and 2021, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $2.8 billion and exceeded capital expenditures by $1.9 billion for the six months 2022. Cash provided by operations decreased $1.1 billion compared with the six months 2021, primarily due to payments made related to the settlement of a tax audit in France.
Cash used for investing activities totaled $873.7 million for the six months 2022, an increase of $215.6 million compared with the six months 2021. Investing activities reflect higher purchases of restaurant businesses in the six months 2022, proceeds from the sale of Dynamic Yield in 2022 and proceeds from the sale of McDonald's Japan stock in 2021.
Cash used for financing activities totaled $4.5 billion for the six months 2022, an increase of $946.6 million compared with the six months 2021. The increase is primarily due to $2.5 billion of higher treasury stock purchases in the six months 2022, partly offset by $1.7 billion of higher net debt repayments in the six months 2021.

Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2022.
•Excluding the closure of all restaurants in Russia, the Company expects net restaurant unit expansion will contribute about 1.5% to 2022 Systemwide sales growth, in constant currencies.
•The Company expects full year 2022 selling, general and administrative expenses of about 2.3% of Systemwide sales.
•The Company expects 2022 operating margin to be in the 40% range as a result of charges related to the sale of the Company's business in Russia. Excluding impairment and other charges and gains, the Company expects adjusted operating margin percent to be in the mid 40% range.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2022 to be relatively flat to 2021.
•The Company expects the effective income tax rate for the full year 2022 to be in the 20% to 22% range. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2022 capital expenditures to be approximately $2.0 to $2.2 billion, about half of which will be directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Over 40% will be dedicated to the U.S. business, most of which will go towards reinvestment, including the completion of restaurant modernization efforts. Globally, the Company expects to open over 1,700 restaurants. The Company will open about 400 restaurants in the U.S. and International Operated Markets segments, and developmental licensees and affiliates will contribute capital towards over 1,300 restaurant openings in their respective markets. Excluding the closure of all restaurants in Russia, the Company expects more than 1,300 net restaurant additions in 2022.
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
Risk Factors
Our business results are subject to a variety of risks, including those that are described below and elsewhere in our filings with the Securities and Exchange Commission. The risks described below are not the only risks we face. Additional risks not currently known to us or that we currently deem to be immaterial may also significantly adversely affect our business. If any of these risks were to materialize or intensify, our expectations (or the underlying assumptions) may change and our performance may be adversely affected.
GLOBAL PANDEMIC
The COVID-19 pandemic has adversely affected and may continue to adversely affect our financial results, condition and outlook.
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations since early 2020, and has resulted in increased pressure on labor availability and supply chain management. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumer behavior to change, worsening or volatile economic conditions in certain markets, and increased regulatory complexity and compliance costs, each of which could continue to adversely affect our business. In addition, our global operations have been, and may continue to be, disrupted to varying degrees in different markets given the unpredictability of the virus, its resurgences and variants and government responses thereto, as well as potentially permanent changes to the industry in which we operate. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections, the emergence of new variants in one or more markets, or the availability, acceptance or effectiveness of vaccines or vaccination rates across the globe, the pandemic has negatively impacted our business and may continue to negatively impact our financial results, condition and outlook in a way that may be material.
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
To drive Systemwide sales, operating income and free cash flow growth, our business strategies must be effective in maintaining and strengthening customer appeal and capturing additional market share. Whether these strategies are successful depends mainly on our System’s continued ability to:
•capitalize on our global scale, iconic brand and local market presence to build upon our historic strengths and competitive advantages, such as our marketing, core menu items and digital, delivery and drive thru;
•innovate and differentiate the McDonald’s experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;
•accelerate technology investments for a fast and easy customer experience;
•run great restaurants by driving efficiencies and expanding capacities while continuing to prioritize health and safety;
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
To be successful in the future, we believe we must preserve, enhance and leverage the value and relevance of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions, which are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which continuously evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Our business could also be impacted by business incidents or practices, whether actual or perceived, particularly if they receive considerable publicity or result in litigation, as well as by our position or perceived lack of position on environmental, social responsibility, public policy, geopolitical and similar matters. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
If we do not anticipate and address industry trends and evolving consumer preferences and effectively execute our pricing, promotional and marketing plans, our business could suffer.
Our continued success depends on our System’s ability to build upon our historic strengths and competitive advantages. In order to do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and industry trends in food sourcing, food preparation, food offerings, and consumer behavior and preferences, including with respect to the use of digital channels and environmental and social responsibility matters. If we are not able to predict, or quickly and effectively respond to, these changes, or if our competitors are able to do so more effectively, our financial results could be adversely impacted.
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
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in reaching our customers in the way we intend. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels, including digital, allows us to reach our customers effectively, efficiently and in ways that are meaningful to them. If our advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Our investments to enhance the customer experience, including through technology, may not generate the expected results.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology and modernization, digital engagement and delivery in order to transform and enhance the customer experience. As part of these investments, we are continuing to place emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which efforts may not generate expected results. We also continue to expand and refine our delivery initiatives, including through growing awareness and trial. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction, and may introduce additional food quality, food safety and customer satisfaction risks. If these customer experience initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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

We compete primarily on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, successfully develop and introduce new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations, manage our investments in technology and modernization, and respond effectively to our competitors’ actions or offerings or to unforeseen disruptive actions. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting others, which could have the overall effect of harming our business.
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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been, and may never be, registered in all of the countries outside of the U.S. in which we do business or may do business in the future. It may be costly and time consuming to protect our intellectual property, and the steps we have taken to do so in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time-consuming, result in costly litigation and harm our business.
In addition, we cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that hurt the value of our intellectual property.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Such disruptions or volatility can also result from acts of war, terrorism or other hostilities. For example, in response to the recent humanitarian crisis caused by the war in Ukraine and the resulting unpredictable operating environment in Russia, we paused our Ukrainian operations in March 2022 and exited the Russian market by selling our entire restaurant portfolio in June 2022. The war has also exacerbated volatile macroeconomic conditions and increased pressure on our supply chain and commodity costs, which we expect to continue to impact our financial results. The broader impacts of the war and related sanctions, including on macroeconomic conditions, geopolitical tensions and consumer demand, may also continue to have an adverse impact on our business and financial results. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such actions and events.
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
We depend on the effectiveness of our supply chain management to assure reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions and related price increases can adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, inflationary pressures, unexpected increases in demand, transportation-related issues, labor-related issues, technology-related issues, weather-related events, natural disasters, acts of war, terrorism or other hostilities, or other factors beyond the control of us or our suppliers or franchisees. If we experience interruptions in our System’s supply chain, or if contingency planning is not effective, our costs could increase and/or the availability of products critical to our System’s operations could be limited.
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
Our ownership mix also affects our results and financial condition. The decision to own restaurants or to operate under franchise or license agreements is driven by many factors whose interrelationship is complex. The benefits of our more heavily franchised structure depend on various factors, including whether we have effectively selected franchisees, licensees and/or affiliates that meet our rigorous standards, whether we are able to successfully integrate them into our structure and whether their performance and the resulting ownership mix supports our brand and financial objectives.
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
Effective succession planning for management is important to our long-term success. Failure to effectively identify, recruit, develop and retain key personnel and ensure smooth management and personnel transitions could disrupt our business and adversely affect our results.
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
We are increasingly reliant upon technology systems, such as point-of-sale, that support our business operations, including our digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our or our franchisees’ operations, or our customers’ experience and perceptions.
Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties we communicate or collaborate with (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Certain of these technology systems contain personal, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, or the theft or unauthorized disclosure of such information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
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
We are also subject to legal proceedings that may adversely affect our business, including, but not limited to, class actions, administrative proceedings, government investigations and proceedings, shareholder proceedings, employment and personal injury claims, landlord/tenant disputes, supplier-related disputes, and claims by current or former franchisees. Regardless of whether claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations.
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

If we fail to comply with privacy and data protection laws, we could be subject to legal proceedings and penalties, which could negatively affect our financial results or brand perceptions.
We are subject to legal and compliance risks and associated liability related to privacy and data protection requirements, including those associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. An increasing number of jurisdictions have enacted new privacy and data protection requirements (including the European Union’s General Data Protection Regulation and various U.S. state-level laws), and further requirements are likely to be proposed or enacted in the future. Failure to comply with these privacy and data protection laws could result in legal proceedings and substantial penalties and materially adversely impact our financial results or brand perceptions.
MACROECONOMIC AND MARKET CONDITIONS
Unfavorable general economic conditions could adversely affect our business and financial results.
Our results of operations are substantially affected by economic conditions, including inflationary pressures, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can also be impacted by a variety of factors, including hostilities, epidemics, pandemics and actions taken by governments to manage national and international economic matters, whether through austerity, stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Sustained adverse economic conditions or periodic adverse changes in economic conditions put pressure on our operating performance and business continuity disruption planning, and our business and financial results may suffer as a result.
Our results of operations are also affected by fluctuations in currency exchange rates, and unfavorable currency fluctuations could adversely affect reported earnings.
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
Many factors affect the volatility and price of our common stock in addition to our operating results and prospects. These factors, some of which are beyond our control, include the following:
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
•trading activity in our common stock, in derivative instruments with respect to our common stock or in our debt securities, which can be affected by: market commentary (including commentary that may be unreliable or incomplete); unauthorized disclosures about our performance, plans or expectations about our business; our actual performance and creditworthiness; investor confidence, driven in part by expectations about our performance; actions by shareholders and others seeking to influence our business strategies; portfolio transactions in our common stock by significant shareholders; and trading activity that results from the ordinary course rebalancing of stock indices in which McDonald’s may be included, such as the S&P 500 Index and the Dow Jones Industrial Average;

•the impact of our stock repurchase program or dividend rate; and
•the impact of corporate actions and market and third-party perceptions and assessments of such actions, such as those we may take from time to time as we implement our strategies, including through acquisitions, in light of changing business, legal and tax considerations and evolve our corporate structure.
Our business is subject to an increasing focus on ESG matters.
In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations and investors – on ESG matters. A failure, whether real or perceived, to address ESG matters or to achieve progress on our ESG initiatives on the anticipated timing or at all, could adversely affect our business, including by heightening other risks disclosed in these Risk Factors, such as those related to consumer behavior, consumer perceptions of our brand, labor availability and costs, supply chain interruptions, commodity costs, and legal and regulatory complexity. Conversely, our taking a position, whether real or perceived, on ESG, public policy, geopolitical and similar matters could also adversely impact our business.
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
Severe weather conditions, natural disasters, acts of war, terrorism or other hostilities, social unrest or climate change (or expectations about them) can adversely affect consumer behavior and confidence levels, supply availability and costs and local operations in impacted markets, all of which can affect our results and prospects. Climate change may also increase the frequency and severity of weather-related events and natural disasters. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 regarding these matters.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2022	1,534,249	$250.49	1,534,249	$11,389,585,319
May 1-31, 2022	1,490,516	240.56	1,490,516	11,031,019,416
June 1-30, 2022	1,197,259	240.87	1,197,259	10,742,639,728
Total	4,222,024	$244.26	4,222,024
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
McDonald’s Corporation Target Incentive Plan, effective as of January 1, 2013, amended and restated effective as of February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(m)
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
Separation Agreement and General Release between Stephen Easterbrook and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10.1 of Form 8-K (File No. 001-05231), filed November 4, 2019.**

(p)
Separation Agreement and General Release between Silvia Lagnado and the Company, dated August 14, 2019, incorporated herein by reference from Exhibit 10(t) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(q)
Separation Agreement and General Release between Silvia Lagnado and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10(u) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

(r)
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.**

(s)
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

McDONALD’S CORPORATION (Registrant)

/s/ Kevin M. Ozan
Date:	August 4, 2022	Kevin M. Ozan
Corporate Executive Vice President and Chief Financial Officer