Form 10-Q
period 2022-09-30
MCDONALDS CORP
filed 2022-11-07
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
732,423,892
(Number of shares of common stock
outstanding as of 9/30/2022)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and equivalents	2,828.3	4,709.2
Accounts and notes receivable	1,889.9	1,872.4
Inventories, at cost, not in excess of market	43.4	55.6
Prepaid expenses and other current assets	979.2	511.3
Total current assets	5,740.8	7,148.5
Other assets
Investments in and advances to affiliates	963.8	1,201.2
Goodwill	2,651.3	2,782.5
Miscellaneous	4,254.6	4,449.5
Total other assets	7,869.7	8,433.2
Lease right-of-use asset, net	12,192.8	13,552.0
Property and equipment
Property and equipment, at cost	39,096.8	41,916.6
Accumulated depreciation and amortization	(16,398.5)	(17,196.0)
Net property and equipment	22,698.3	24,720.6
Total assets	$48,501.6	$53,854.3
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	794.8	1,006.8
Lease liability	654.9	705.5
Income taxes	386.3	360.7
Other taxes	203.6	236.7
Accrued interest	318.4	363.3
Accrued payroll and other liabilities	1,128.1	1,347.0
Total current liabilities	3,486.1	4,020.0
Long-term debt	34,866.2	35,622.7
Long-term lease liability	11,766.8	13,020.9
Long-term income taxes	1,085.0	1,896.8
Deferred revenues - initial franchise fees	727.8	738.3
Other long-term liabilities	990.8	1,081.0
Deferred income taxes	2,145.1	2,075.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,460.1	8,231.6
Retained earnings	58,752.0	57,534.7
Accumulated other comprehensive income (loss)	(2,559.7)	(2,573.7)
Common stock in treasury, at cost; 928.2 and 915.8 million shares	(71,235.2)	(67,810.2)
Total shareholders’ equity (deficit)	(6,566.2)	(4,601.0)
Total liabilities and shareholders’ equity (deficit)	$48,501.6	$53,854.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2022	2021	2022	2021
Revenues
Sales by Company-operated restaurants	$2,124.8	$2,598.4	$6,540.0	$7,248.6
Revenues from franchised restaurants	3,671.2	3,510.2	10,460.8	9,693.8
Other revenues	76.1	92.7	255.3	271.4
Total revenues	5,872.1	6,201.3	17,256.1	17,213.8
Operating costs and expenses
Company-operated restaurant expenses	1,779.6	2,108.4	5,508.6	5,947.0
Franchised restaurants-occupancy expenses	589.0	592.6	1,761.6	1,743.2
Other restaurant expenses	57.4	68.9	187.6	204.4
Selling, general & administrative expenses
Depreciation and amortization	93.3	84.1	279.0	243.2
Other	576.4	559.6	1,771.9	1,622.4
Other operating (income) expense, net	12.5	(198.8)	959.1	(505.3)
Total operating costs and expenses	3,108.2	3,214.8	10,467.8	9,254.9
Operating income	2,763.9	2,986.5	6,788.3	7,958.9
Interest expense	306.2	293.7	884.1	890.2
Nonoperating (income) expense, net	(78.5)	1.4	417.7	48.6
Income before provision for income taxes	2,536.2	2,691.4	5,486.5	7,020.1
Provision for income taxes	554.6	541.5	1,212.5	1,113.7
Net income	$1,981.6	$2,149.9	$4,274.0	$5,906.4
Earnings per common share-basic	$2.70	$2.88	$5.79	$7.91
Earnings per common share-diluted	$2.68	$2.86	$5.75	$7.86
Dividends declared per common share	$1.38	$2.67	$4.14	$5.25
Weighted-average shares outstanding-basic	734.9	747.1	738.3	746.5
Weighted-average shares outstanding-diluted	739.5	752.6	743.0	751.9
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
Net income	$1,981.6	$2,149.9	$4,274.0	$5,906.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(369.5)	(132.8)	(644.3)	(172.7)
Reclassification of (gain) loss to net income	—	14.3	504.1	34.7
Foreign currency translation adjustments-net of tax benefit (expense) of $(198.7), $(66.1), $(435.7) and $(133.7)	(369.5)	(118.5)	(140.2)	(138.0)
Cash flow hedges:
Gain (loss) recognized in AOCI	101.4	26.8	231.8	48.7
Reclassification of (gain) loss to net income	(42.5)	4.0	(70.9)	32.4
Cash flow hedges-net of tax benefit (expense) of $(16.9), $(9.2), $(46.2) and $(24.1)	58.9	30.8	160.9	81.1
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(0.7)	0.1	(0.6)	0.9
Reclassification of (gain) loss to net income	(2.0)	(4.4)	(6.1)	(20.4)
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.0, $0.1 and $0.1	(2.7)	(4.3)	(6.7)	(19.5)
Total other comprehensive income (loss), net of tax	(313.3)	(92.0)	14.0	(76.4)
Comprehensive income	$1,668.3	$2,057.9	$4,288.0	$5,830.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
Operating activities
Net income	$1,981.6	$2,149.9	$4,274.0	$5,906.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	465.6	469.2	1,407.5	1,386.5
Deferred income taxes	(196.3)	(45.8)	(383.1)	(416.2)
Share-based compensation	38.3	34.1	130.9	97.9
Other	(45.6)	(163.6)	260.6	(364.8)
Changes in working capital items	190.3	174.0	(504.6)	(134.8)
Cash provided by operations	2,433.9	2,617.8	5,185.3	6,475.0
Investing activities
Capital expenditures	(531.2)	(501.5)	(1,370.3)	(1,352.8)
Purchases of restaurant businesses	(152.3)	(28.6)	(349.5)	(116.7)
Sales of restaurant and other businesses	33.1	60.1	401.3	141.9
Sales of property	11.1	41.3	22.3	97.9
Other	(93.8)	43.8	(310.6)	186.7
Cash used for investing activities	(733.1)	(384.9)	(1,606.8)	(1,043.0)
Financing activities
Net short-term borrowings	(305.4)	(0.3)	10.7	7.6
Long-term financing issuances	1,500.0	—	3,374.5	—
Long-term financing repayments	(0.4)	(0.4)	(2,201.8)	(1,739.4)
Treasury stock purchases	(869.2)	(17.7)	(3,406.9)	(42.2)
Common stock dividends	(1,014.7)	(963.9)	(3,056.7)	(2,889.5)
Proceeds from stock option exercises	62.4	66.6	168.3	198.6
Other	80.9	(11.7)	48.7	(32.7)
Cash used for financing activities	(546.4)	(927.4)	(5,063.2)	(4,497.6)
Effect of exchange rates on cash and cash equivalents	(198.6)	(49.1)	(396.2)	(77.7)
Cash and equivalents increase (decrease)	955.8	1,256.4	(1,880.9)	856.7
Cash and equivalents at beginning of period	1,872.5	3,049.4	4,709.2	3,449.1
Cash and equivalents at end of period	$2,828.3	$4,305.8	$2,828.3	$4,305.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2020	1,660.6	16.6	7,903.6	53,908.1	(287.6)	(111.3)	(2,187.9)	(915.2)	(67,066.4)	(7,824.9)
Net income				5,906.4						5,906.4
Other comprehensive income (loss), net of tax					(19.5)	81.1	(138.0)			(76.4)
Comprehensive income										5,830.0
Common stock cash dividends ($5.25 per share)				(3,916.8)						(3,916.8)
Treasury stock purchases								(0.2)	(59.0)	(59.0)
Share-based compensation			97.9							97.9
Stock option exercises and other			124.3					2.0	73.5	197.8
Balance at September 30, 2021	1,660.6	16.6	8,125.8	55,897.7	(307.1)	(30.2)	(2,325.9)	(913.4)	(67,051.9)	(5,675.0)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2021	1,660.6	$16.6	$8,231.6	$57,534.7	$(179.5)	$(24.8)	$(2,369.4)	(915.8)	$(67,810.2)	$(4,601.0)
Net income				4,274.0						4,274.0
Other comprehensive income (loss), net of tax					(6.7)	160.9	(140.2)			14.0
Comprehensive income										4,288.0
Common stock cash dividends ($4.14 per share)				(3,056.7)						(3,056.7)
Treasury stock purchases								(14.1)	(3,486.8)	(3,486.8)
Share-based compensation			130.9							130.9
Stock option exercises and other			97.6					1.7	61.8	159.4
Balance at September 30, 2022	1,660.6	$16.6	$8,460.1	$58,752.0	$(186.2)	$136.1	$(2,509.6)	(928.2)	$(71,235.2)	$(6,566.2)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2021
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2021	1,660.6	$16.6	$8,046.0	$55,739.0	$(302.8)	$(61.0)	$(2,207.4)	(913.8)	$(67,038.4)	$(5,808.0)
Net income				2,149.9						2,149.9
Other comprehensive income (loss), net of tax					(4.3)	30.8	(118.5)			(92.0)
Comprehensive income										2,057.9
Common stock cash dividends ($2.67 per share)				(1,991.2)						(1,991.2)
Treasury stock purchases								(0.1)	(34.5)	(34.5)
Share-based compensation			34.1							34.1
Stock option exercises and other			45.7					0.5	21.0	66.7
Balance at September 30, 2021	1,660.6	$16.6	$8,125.8	$55,897.7	$(307.1)	$(30.2)	$(2,325.9)	(913.4)	$(67,051.9)	$(5,675.0)

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2022	1,660.6	$16.6	$8,378.7	$57,785.1	$(183.5)	$77.2	$(2,140.1)	(924.9)	$(70,303.8)	$(6,369.8)
Net income				1,981.6						1,981.6
Other comprehensive income (loss), net of tax					(2.7)	58.9	(369.5)			(313.3)
Comprehensive income										1,668.3
Common stock cash dividends ($1.38 per share)				(1,014.7)						(1,014.7)
Treasury stock purchases								(3.7)	(949.1)	(949.1)
Share-based compensation			38.3							38.3
Stock option exercises and other			43.1					0.4	17.7	60.8
Balance at September 30, 2022	1,660.6	$16.6	$8,460.1	$58,752.0	$(186.2)	$136.1	$(2,509.6)	(928.2)	$(71,235.2)	$(6,566.2)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2021 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2022 do not necessarily indicate the results that may be expected for the full year.
In the first quarter of 2022, the Company temporarily closed restaurants in Russia and Ukraine due to the ongoing war in the region. Beginning in September 2022, the Company began reopening certain restaurants in Ukraine.
In June 2022, the Company completed the sale of its Russian business, resulting in a total exit from the market. The Company recorded a charge of $1,281 million for the nine months, comprised primarily of the write-off of the Company’s net investment in Russia, along with related cumulative foreign currency translation losses.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2022		2021
Conventional franchised	21,641		21,552
Developmental licensed	8,144		7,795
Foreign affiliated	8,145		7,639
Total Franchised	37,930		36,986
Company-operated	2,050		2,690
Total Systemwide restaurants	39,980	*	39,676
*Reflects the sale of over 850 restaurants in Russia in the second quarter of 2022, most of which were Company-operated.

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.6 million shares and 5.5 million shares for the quarters 2022 and 2021, respectively, and 4.7 million shares and 5.4 million shares for the nine months 2022 and 2021, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.5 million shares and 1.4 million shares for the quarters 2022 and 2021, respectively, and 1.5 million shares and 3.0 million shares for the nine months 2022 and 2021, respectively.

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

Updates to Significant Accounting Policies
Long-lived Assets and Goodwill

Long-lived assets and Goodwill are typically reviewed for impairment annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. During the first quarter of 2022, the Company temporarily closed restaurants in Russia and Ukraine due to the ongoing war in the region. Restaurants remained closed in Russia through the Company's sale of its Russian business in the second quarter 2022. Beginning in September 2022, the Company began reopening certain restaurants in Ukraine. While the Company continues to monitor economic uncertainty resulting from the ongoing war and to assess the financial impact on restaurant operations in certain regions of Ukraine, based on its analysis and in consideration of the totality of events and circumstances, there were no indicators of impairment during the third quarter of 2022.
As of September 30, 2022, the Company’s net investment in Ukraine was approximately $75 million, primarily consisting of building and equipment assets. In addition, there was approximately $150 million of cumulative foreign currency translation losses reflected in the AOCI section of the condensed consolidated statement of shareholder’s equity at September 30, 2022.

Income Taxes
The effective income tax rate was 21.9% and 20.1% for the quarters 2022 and 2021, respectively, and 22.1% and 15.9% for the nine months 2022 and 2021, respectively. The effective tax rate for the nine months 2022 reflected the tax impacts of current year pre-tax charges of $1,281 million related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business. The nine months 2022 also reflected $537 million of nonoperating expense related to the settlement of a tax audit in France.
The effective tax rates for the quarter and nine months 2021 reflected the tax impacts of net pre-tax gains of $106 million and $339 million, respectively, primarily related to the sale of McDonald's Japan stock as well as a benefit of $364 million in the nine months related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate.
As of September 30, 2022 and December 31, 2021, the Company’s gross unrecognized tax benefits totaled $616.4 million and $1,504.9 million, respectively. The Company continues to engage with various tax jurisdictions to resolve tax audits. During the nine months 2022, the Company finalized and settled certain tax examinations and remeasured other income tax reserves based on audit progression. The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2022
Balance at January 1	$1,504.9
Decreases for positions taken in prior years	(575.6)
Increases for positions taken in prior years	64.3
Increases for positions in the current year	30.3
Decreases due to settlements with taxing authorities	(407.5)
Decreases due to the lapsing of statutes of limitations	—
Balance at September 30	$616.4

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
At September 30, 2022, the fair value of the Company’s debt obligations was estimated at $31.9 billion, compared to a carrying amount of $34.9 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2022	December 31, 2021	Balance Sheet Classification	September 30, 2022	December 31, 2021
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$141.3	$42.4	Accrued payroll and other liabilities	$—	$(3.3)
Interest rate	Prepaid expenses and other current assets	—	0.3	Accrued payroll and other liabilities	—	—
Foreign currency	Miscellaneous other assets	76.7	28.0	Other long-term liabilities	—	(0.5)
Interest rate	Miscellaneous other assets	—	8.6	Other long-term liabilities	(92.0)	(4.1)
Total derivatives designated as hedging instruments		$218.0	$79.3		$(92.0)	$(7.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$173.8	$9.5	Accrued payroll and other liabilities	$(14.3)	$—
Foreign currency	Prepaid expenses and other current assets	16.4	0.5	Accrued payroll and other liabilities	—	—
Equity	Miscellaneous other assets	—	200.3
Total derivatives not designated as hedging instruments		$190.2	$210.3		$(14.3)	$—
Total derivatives		$408.2	$289.6		$(106.3)	$(7.9)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2022 and 2021, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2022	2021	2022	2021	2022	2021
Foreign currency	Nonoperating income/expense	$214.5	$63.1	$94.4	$(37.4)
Interest rate	Interest expense	83.9	—	(3.0)	(4.7)
Cash flow hedges		$298.4	$63.1	$91.4	$(42.1)

Foreign currency denominated debt	Nonoperating income/expense	$1,917.0	$574.3		$47.1
Foreign currency derivatives	Nonoperating income/expense	37.1	31.4
Foreign currency derivatives(1)	Interest expense					$6.6	$11.0
Net investment hedges		$1,954.1	$605.7		$47.1	$6.6	$11.0

Foreign currency	Nonoperating income/expense					$15.9	$10.4
Equity	Selling, general & administrative expenses					(50.4)	54.4
Equity	Other operating income/expense, net					—	(7.8)
Undesignated derivatives						$(34.5)	$57.0
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by the use of interest rate swaps. At September 30, 2022, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $952.1 million, which included a decrease of $92.0 million of cumulative hedging adjustments. For the nine months ended September 30, 2022, the Company recognized a $96.8 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2022, the Company had foreign currency derivatives outstanding with an equivalent notional amount of $1.4 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of September 30, 2022, the Company did not have any of these derivatives outstanding.
Based on market conditions at September 30, 2022, the $136.1 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2022, $11.7 billion of the Company's third-party foreign currency denominated debt, $826.5 million of the Company's intercompany foreign currency denominated debt and $224.9 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2022 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2022, the Company was required to post an immaterial amount of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021

Rents	$2,357.5	$2,254.1	$6,713.8	$6,205.9
Royalties	1,300.7	1,243.1	3,709.0	3,449.6
Initial fees	13.0	13.0	38.0	38.3
Revenues from franchised restaurants	$3,671.2	$3,510.2	$10,460.8	$9,693.8

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of September 30, 2022.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Spain and the U.K. The segment is 89% franchised as of September 30, 2022. During the second quarter of 2022, the Company completed the sale of its business in Russia.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System. Corporate activities are also reported in this segment. The segment is 98% franchised as of September 30, 2022.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2022	2021	2022	2021
Revenues
U.S.	$2,456.6	$2,260.7	$7,042.2	$6,615.0
International Operated Markets	2,817.8	3,372.7	8,487.4	9,007.6
International Developmental Licensed Markets & Corporate	597.7	567.9	1,726.5	1,591.2
Total revenues	$5,872.1	$6,201.3	$17,256.1	$17,213.8
Operating Income
U.S.	$1,326.6	$1,254.9	$3,797.5	$3,647.9
International Operated Markets	1,374.4	1,519.6	2,639.9	3,745.4
International Developmental Licensed Markets & Corporate	62.9	212.0	350.9	565.6
Total operating income*	$2,763.9	$2,986.5	$6,788.3	$7,958.9
*Results for the nine months 2022 included pre-tax charges of $1,281 million related to the sale of the Company's business in Russia, as well as $271 million of gains related to the Company's sale of its Dynamic Yield business. The quarter and nine months 2021 reflected $106 million and $339 million, respectively, of net gains, primarily related to the sale of McDonald's Japan stock.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across 118 countries. Of the 39,980 McDonald's restaurants at September 30, 2022, 37,930, or 95%, were franchised.
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
Directly operating McDonald’s restaurants contributes significantly to the Company's ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from operating Company-owned restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, the Company is able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit McDonald’s restaurants.
The Company’s revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand and, for periods prior to its sale on April 1, 2022, third-party revenues for the Company's Dynamic Yield business.
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

Impact of the War in Ukraine
During the first quarter of 2022, McDonald’s temporarily closed restaurants in Russia and Ukraine due to the ongoing war in the region. Restaurants remained closed in Russia through the Company's sale of its Russian business in the second quarter 2022.
Beginning in September 2022, the Company began reopening certain restaurants in Ukraine.

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
•Mission to create delicious feel-good moments for everyone; and
•Core Values that define who we are and how we run our business across the three-legged stool of McDonald’s franchisees, suppliers, and employees:
◦Serve: we put our customers and people first,
◦Inclusion: we open our doors to everyone,
◦Integrity: we do the right thing,
◦Community: we are good neighbors, and
◦Family: we get better together.

Growth Pillars

The following growth pillars — MCD — are rooted in the Company’s identity, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:

•Maximize our Marketing by investing in new, culturally relevant approaches grounded in Fan Truths, such as the Famous Orders platform, to effectively communicate the story of our brand, food and purpose. This also includes enhancing digital capabilities that provide a more personal connection with customers. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand and is especially important to our customers in uncertain economic environments.

•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving delicious burgers, chicken and coffee. The Company continues to prioritize chicken and beef offerings, as we expect they represent the largest growth opportunities. The Company recognizes there is significant opportunity to expand its chicken offerings by leveraging line extensions of customer favorites, such as the Crispy Chicken Sandwich that launched in the U.S. in 2021, and emerging equities, such as the McSpicy limited time offerings that were featured in several markets around the world in 2021 and 2022. The Company is implementing a series of operational and formulation changes designed to improve upon the great taste of our burgers. We also continue to see a significant opportunity with coffee, and markets are leveraging the McCafé brand, experience, value and quality to drive long-term growth.

•Double Down on the 3D's: Digital, Delivery and Drive Thru by leveraging competitive strengths and building a powerful digital experience growth engine to enhance the customer experience. To unlock further growth, the Company is continuing to accelerate technology innovation so that, however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the third quarter of 2022, digital channels (the mobile app, delivery and kiosk) comprised over one-third of Systemwide sales in our top six markets, representing nearly $7 billion of Systemwide sales, an increase of approximately 40% over the prior year:

◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in with digital enhancements. Through the digital tools, customers can access tailored offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. The Company has successful loyalty programs in about 50 markets around the world, including its top six markets. The Company’s loyalty customers have proven to be highly engaged, with over 43 million active loyalty members in the last 90-days, including over 25 million in the U.S., as of September 30, 2022.

◦Delivery: The Company has continued to expand the number of restaurants offering delivery to over 34,000, representing over 85% of McDonald's restaurants. Delivery is available in about 100 markets, and the Company is continuing to build on and enhance the delivery experience for customers by adding the ability to order on the mobile app. This capability is now available in the U.K., is currently rolling out in the U.S. and the Company plans to expand this capability to Canada and Australia before the end of 2022. The Company also has long-term strategic partnerships with UberEats, DoorDash, Just Eat Takeaway.com and Deliveroo. These partnerships are expected to benefit the Company and its customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company has drive thru locations in over 26,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. This channel remains a competitive advantage, and we expect that it will become even more critical to meeting customers’ demand for flexibility and choice. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets segments will include a drive thru.

Foundational to Accelerating the Arches is keeping the customer and restaurant crew at the center of everything we do, along with a relentless focus on running great restaurants. The Company believes the Strategy builds on our inherent strengths by harnessing our competitive advantages while leveraging our size, scale and agility to adapt and adjust to uncertain economic and operating environments to meet consumer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.

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
Third Quarter and Nine Months 2022 Financial Performance
Global comparable sales increased 9.5% for the quarter and 10.3% for the nine months.
•U.S. comparable sales increased 6.1% for the quarter and 4.5% for the nine months. Comparable sales growth for both periods was driven by strategic menu price increases and continued digital and delivery growth, as well as successful marketing promotions featuring the core menu.
•International Operated Markets segment comparable sales increased 8.5% for the quarter and 13.5% for the nine months. Strong operating performance drove positive comparable sales across the segment, led by strong positive comparable sales in France and Germany for both periods, with the quarter also benefiting from strong positive comparable sales in Australia.
•International Developmental Licensed Markets segment comparable sales increased 16.7% for the quarter and 15.9% for the nine months. Both periods reflected strong comparable sales driven by Brazil and Japan, partly offset by negative comparable sales in China due to continued COVID-19 related government restrictions.
In addition to the comparable sales results, the Company had the following financial results for the quarter and nine months, which were negatively impacted by foreign currency translation due to the weakening of all major currencies against the U.S. Dollar:
•Consolidated revenues decreased 5% (increased 2% in constant currencies) for the quarter and were flat (increased 6% in constant currencies) for the nine months.
•Systemwide sales increased 2% (9% in constant currencies) for the quarter and 5% (11% in constant currencies) for the nine months.
•Consolidated operating income decreased 7% (increased 1% in constant currencies) for the quarter and decreased 15% (9% in constant currencies) for the nine months. Excluding the current and prior year charges and gains detailed in the Operating Income & Operating Margin section on page 29 of this report, consolidated operating income decreased 4% (increased 4% in constant currencies) for the quarter and increased 2% (9% in constant currencies) for the nine months.

•Diluted earnings per share was $2.68 for the quarter, a decrease of 6% (flat in constant currencies) and $5.75 for the nine months, a decrease of 27% (22% in constant currencies). Excluding the current and prior year charges and gains detailed in the Net Income and Diluted Earnings Per Share section on page 23 of this report, diluted earnings per share for the quarter decreased 3% (increased 4% in constant currencies) and increased 7% (12% in constant currencies) for the nine months.
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
•Comparable sales are compared to the same period in the prior year and represent sales at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters and acts of war, terrorism or other hostilities (including restaurants temporarily closed due to COVID-19, as well as those that remain closed in Ukraine). Restaurants in Russia were treated as permanently closed as of April 1, 2022 and therefore excluded from the calculation of comparable sales beginning in the second quarter of 2022. Comparable sales exclude the impact of currency translation and the sales of any market considered hyper-inflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2022		September 30, 2022
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,124.8	(18)%	$6,540.0	(10)%
Revenues from franchised restaurants	3,671.2	5	10,460.8	8
Other revenues	76.1	(18)	255.3	(6)
Total revenues	5,872.1	(5)	17,256.1	—
Operating costs and expenses
Company-operated restaurant expenses	1,779.6	(16)	5,508.6	(7)
Franchised restaurants-occupancy expenses	589.0	(1)	1,761.6	1
Other restaurant expenses	57.4	(17)	187.6	(8)
Selling, general & administrative expenses
Depreciation and amortization	93.3	11	279.0	15
Other	576.4	3	1,771.9	9
Other operating (income) expense, net	12.5	n/m	959.1	n/m
Total operating costs and expenses	3,108.2	(3)	10,467.8	13
Operating income	2,763.9	(7)	6,788.3	(15)
Interest expense	306.2	4	884.1	(1)
Nonoperating (income) expense, net	(78.5)	n/m	417.7	n/m
Income before provision for income taxes	2,536.2	(6)	5,486.5	(22)
Provision for income taxes	554.6	2	1,212.5	9
Net income	$1,981.6	(8)%	$4,274.0	(28)%
Earnings per common share-basic	$2.70	(6)%	$5.79	(27)%
Earnings per common share-diluted	$2.68	(6)%	$5.75	(27)%
n/m Not meaningful

Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for both periods reflected the weakening of all major currencies against the U.S. Dollar, driven by the Euro, British Pound and Australian Dollar.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2022	2021	2022
Revenues	$5,872.1	$6,201.3	$(464.4)
Company-operated margins	345.2	490.0	(31.8)
Franchised margins	3,082.1	2,917.6	(224.3)
Selling, general & administrative expenses	669.7	643.7	19.7
Operating income	2,763.9	2,986.5	(243.4)
Net income	1,981.6	2,149.9	(142.5)
Earnings per share-diluted	$2.68	$2.86	$(0.19)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2022	2021	2022
Revenues	$17,256.1	$17,213.8	$(1,011.2)
Company-operated margins	1,031.4	1,301.6	(72.2)
Franchised margins	8,699.1	7,950.6	(456.8)
Selling, general & administrative expenses	2,050.9	1,865.6	44.0
Operating income	6,788.3	7,958.9	(449.5)
Net income	4,274.0	5,906.4	(264.9)
Earnings per share-diluted	$5.75	$7.86	$(0.36)

Net Income and Diluted Earnings per Share
For the quarter, net income decreased 8% (1% in constant currencies) to $1,981.6 million, and diluted earnings per share decreased 6% (flat in constant currencies) to $2.68. Foreign currency translation had a negative impact of $0.19 on diluted earnings per share.
For the nine months, net income decreased 28% (23% in constant currencies) to $4,274.0 million, and diluted earnings per share decreased 27% (22% in constant currencies) to $5.75. Foreign currency translation had a negative impact of $0.36 on diluted earnings per share.
Results for 2022 included the following:
•Pre-tax charges of $1,281 million, or $1.44 per share, for the nine months, related to the sale of the Company's business in Russia
•Pre-tax gain of $271 million, or $0.40 per share, for the nine months, related to the Company's sale of its Dynamic Yield business
•$537 million, or $0.72 per share, for the nine months, of nonoperating expense related to the settlement of a tax audit in France
Results for 2021 included the following:
•Net pre-tax gains of $106 million, or $0.10 per share, for the quarter and $339 million, or $0.33 per share, for the nine months, primarily related to the sale of McDonald's Japan stock
•$364 million, or $0.48 per share, for the nine months related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended September 30,
	Net Income				Earnings per share - diluted
	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$1,981.6	$2,149.9	(8)%	(1)%	$2.68	$2.86	(6)%	—%
(Gains)/charges	—	(73.7)			—	(0.10)
Change in U.K. statutory tax rate	—	—			—	—
France tax settlement	—	—			—	—
Non-GAAP	$1,981.6	$2,076.2	(5)%	2%	$2.68	$2.76	(3)%	4%

	Nine Months Ended September 30,
	Net Income				Earnings per share - diluted
	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$4,274.0	$5,906.4	(28)%	(23)%	$5.75	$7.86	(27)%	(22)%
(Gains)/charges	770.7	(243.4)			1.04	(0.33)
Change in U.K. statutory tax rate	—	(363.7)			—	(0.48)
France tax settlement	537.2	—			0.72	—
Non-GAAP	$5,581.9	$5,299.3	5%	11%	$7.51	$7.05	7%	12%

Results for the quarter and nine months 2022 were negatively impacted by foreign currency translation due to the weakening of all major currencies against the U.S. Dollar. In constant currencies, results for both periods reflected strong operating performance driven by higher sales-driven Franchised margins. Company-operated margins were negatively impacted for both periods by the permanent restaurant closures in Russia and the temporary restaurant closures in Ukraine, as well as by inflationary cost pressures. The nine months also reflected an income tax benefit associated with global tax audit progression.
During the quarter, the Company repurchased 3.8 million shares of stock for $949 million, bringing total purchases for the nine months to 14.2 million shares or $3.5 billion. Additionally, the Company paid a quarterly dividend of $1.38 per share, or $1.0 billion, bringing total dividends paid for the nine months to $3.1 billion. In October 2022, the Company declared a 10% increase in its quarterly cash dividend to $1.52 per share, payable on December 15, 2022.

Revenues
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand and, for periods prior to its sale on April 1, 2022, third-party revenues for the Company's Dynamic Yield business.
Franchised restaurants represented 95% of McDonald's restaurants worldwide at September 30, 2022. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended September 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$713.6	$655.5	9%	9%
International Operated Markets	1,220.2	1,754.0	(30)	(21)
International Developmental Licensed Markets & Corporate	191.0	188.9	1	17
Total	$2,124.8	$2,598.4	(18)%	(11)%
Franchised revenues
U.S.	$1,699.9	$1,562.7	9%	9%
International Operated Markets	1,564.6	1,586.1	(1)	13
International Developmental Licensed Markets & Corporate	406.7	361.4	13	24
Total	$3,671.2	$3,510.2	5%	12%
Total Company-operated sales and Franchised revenues
U.S.	$2,413.5	$2,218.2	9%	9%
International Operated Markets	2,784.8	3,340.1	(17)	(5)
International Developmental Licensed Markets & Corporate	597.7	550.3	9	22
Total	$5,796.0	$6,108.6	(5)%	2%

Total Other revenues	$76.1	$92.7	(18)%	(14)%

Total Revenues	$5,872.1	$6,201.3	(5)%	2%
Nine Months Ended September 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,057.2	$1,942.0	6%	6%
International Operated Markets	3,924.0	4,769.0	(18)	(9)
International Developmental Licensed Markets & Corporate	558.8	537.6	4	16
Total	$6,540.0	$7,248.6	(10)%	(3)%
Franchised revenues
U.S.	$4,856.8	$4,550.9	7%	7%
International Operated Markets	4,464.1	4,141.0	8	19
International Developmental Licensed Markets & Corporate	1,139.9	1,001.9	14	22
Total	$10,460.8	$9,693.8	8%	14%
Total Company-operated sales and Franchised revenues
U.S.	$6,914.0	$6,492.9	6%	6%
International Operated Markets	8,388.1	8,910.0	(6)	4
International Developmental Licensed Markets & Corporate	1,698.7	1,539.5	10	20
Total	$17,000.8	$16,942.4	—%	6%

Total Other revenues	$255.3	$271.4	(6)%	(3)%

Total Revenues	$17,256.1	$17,213.8	—%	6%

•Total Company-operated sales and franchised revenues decreased 5% (increased 2% in constant currencies) for the quarter and were flat (increased 6% in constant currencies) for the nine months. For both periods, revenues were negatively impacted by foreign currency translation due to the weakening of all major currencies against the U.S. Dollar.
•In the International Operated Markets segment, both periods reflected positive constant currency sales performance, driven by France and Germany, while results for the quarter also benefited from positive sales performance in Australia. Company-operated sales growth for both periods was more than offset by the impact of the permanent restaurant closures in Russia and the temporary restaurant closures in Ukraine.
•Results in the International Developmental Licensed segment for both periods reflected positive sales performance across all geographic regions in constant currencies, including China, as a result of restaurant expansion.

Comparable Sales*
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2022 and 2021:

	Increase/(Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S.	6.1%	9.6%	4.5%	16.1%
International Operated Markets	8.5	13.9	13.5	23.6
International Developmental Licensed Markets & Corporate	16.7	16.7	15.9	17.5
Total	9.5%	12.7%	10.3%	18.8%
*For both International Operated Markets and Total comparable sales calculations for the nine months 2022, restaurants in Russia were treated as permanently closed starting April 1, 2022 and therefore excluded from the calculations. Restaurants in Ukraine were treated as temporarily closed and therefore included in the calculations. Beginning in September 2022, the Company began reopening certain restaurants in Ukraine.

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2022:

SYSTEMWIDE SALES*
	Quarter Ended September 30, 2022		Nine Months Ended September 30, 2022
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	6%	6%	5%	5%
International Operated Markets	(8)	5	1	12
International Developmental Licensed Markets & Corporate	8	22	11	21
Total	2%	9%	5%	11%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues. 2022 results included Ukraine for both periods and Russia for the nine months, while 2021 results included both Russia and Ukraine for both periods.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and nine months ended September 30, 2022 and 2021:

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$11,838.2	$11,155.0	6%	6%
International Operated Markets	8,896.9	9,212.8	(3)	10
International Developmental Licensed Markets & Corporate	7,574.8	6,981.9	8	22
Total	$28,309.9	$27,349.7	4%	11%

Ownership type
Conventional franchised	$20,671.0	$20,199.7	2%	8%
Developmental licensed	4,778.0	4,078.8	17	30
Foreign affiliated	2,860.9	3,071.2	(7)	7
Total	$28,309.9	$27,349.7	4%	11%

Nine Months Ended September 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$33,866.0	$32,419.7	4%	4%
International Operated Markets	25,704.9	24,444.4	5	16
International Developmental Licensed Markets & Corporate	21,517.2	19,296.1	12	21
Total	$81,088.1	$76,160.2	6%	12%

Ownership type
Conventional franchised	$59,266.9	$56,535.9	5%	9%
Developmental licensed	13,471.2	10,924.2	23	32
Foreign affiliated	8,350.0	8,700.1	(4)	5
Total	$81,088.1	$76,160.2	6%	12%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2022	2021
Franchised
U.S.	$1,383.7	$1,260.1	10%	10%
International Operated Markets	1,296.6	1,302.4	—	14
International Developmental Licensed Markets & Corporate	401.8	355.1	13	25
Total	$3,082.1	$2,917.6	6%	13%
Company-operated
U.S.	$105.6	$126.6	(17)%	(17)%
International Operated Markets	230.5	355.5	(35)	(27)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$345.2	$490.0	(30)%	(23)%
Total restaurant margins
U.S.	$1,489.3	$1,386.7	7%	7%
International Operated Markets	1,527.1	1,657.9	(8)	5
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,427.3	$3,407.6	1%	8%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2022	2021
Franchised
U.S.	$3,927.8	$3,667.0	7%	7%
International Operated Markets	3,646.8	3,300.5	10	22
International Developmental Licensed Markets & Corporate	1,124.5	983.1	14	22
Total	$8,699.1	$7,950.6	9%	15%
Company-operated
U.S.	$316.1	$399.8	(21)%	(21)%
International Operated Markets	695.2	885.6	(21)	(14)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$1,031.4	$1,301.6	(21)%	(15)%
Total restaurant margins
U.S.	$4,243.9	$4,066.8	4%	4%
International Operated Markets	4,342.0	4,186.1	4	14
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$9,730.5	$9,252.2	5%	11%
n/m Not meaningful
•Total restaurant margins increased $19.7 million, or 1% (8% in constant currencies), for the quarter and $478.3 million, or 5% (11% in constant currencies), for the nine months. Franchised margins represented nearly 90% of restaurant margin dollars for the quarter and nine months.
•Total restaurant margin growth was negatively impacted in both periods by foreign currency translation due to the weakening of all major currencies against the U.S. Dollar.

•U.S. franchised margins for both periods reflected higher depreciation costs related to investments in restaurant modernization.
•Company-operated margins in the U.S. and International Operated Markets segment for both periods reflected positive sales performance, driven by strategic menu price increases, which was more than offset by inflationary pressures on labor and commodities.
•Company-operated margins in the International Operated Markets segment for both periods were negatively impacted by the restaurant closures in Russia and Ukraine.
•Total restaurant margins included depreciation and amortization expense of $367.4 million for the quarter and $1.1 billion for the nine months.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $26.0 million, or 4% (7% in constant currencies), for the quarter and $185.3 million, or 10% (12% in constant currencies), for the nine months. Both periods reflected higher costs for investments in restaurant technology, as well as the impact of inflationary cost pressures. The nine months also reflected incremental costs related to the Company's 2022 Worldwide Owner/Operator Convention and proxy contest.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.3% and 2.2% for the nine months ended 2022 and 2021, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gains on sales of restaurant businesses	$(18.3)	$(37.8)	$(33.0)	$(82.5)
Equity in earnings of unconsolidated affiliates	(37.3)	(49.0)	(88.5)	(126.9)
Asset dispositions and other (income) expense, net	68.1	(5.6)	70.8	43.5
Impairment and other charges (gains), net	—	(106.4)	1,009.8	(339.4)
Total	$12.5	$(198.8)	$959.1	$(505.3)
•Gains on sales of restaurant businesses decreased for both periods, primarily due to fewer restaurant sales in the U.S.
•Equity in earnings of unconsolidated affiliates for the nine months reflected lower equity in earnings in Japan as a result of the Company's reduced ownership in McDonald's Japan when compared to the same period in 2021 as well as the continued impact of COVID-19 related government restrictions in China.
•Asset dispositions and other (income) expense, net for both periods primarily reflected costs incurred to support the Company’s business in Ukraine, higher asset write-offs and the comparison to a prior year gain on the strategic sale of restaurant properties. Results for the nine months reflected an increase to fair value of an existing restaurant joint venture in connection with the buyout of a joint venture partner within the International Operated Markets segment.
•Impairment and other charges (gains), net for the nine months 2022 reflected $1,281 million of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.
Results for the quarter and nine months 2021 reflected $106 million and $339 million, respectively, of net gains, primarily related to the sale of McDonald’s Japan stock.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended September 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,326.6	$1,254.9	6%	6%
International Operated Markets	1,374.4	1,519.6	(10)	3
International Developmental Licensed Markets & Corporate	62.9	212.0	(70)	(46)
Total	$2,763.9	$2,986.5	(7)%	1%

Nine Months Ended September 30,	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$3,797.5	$3,647.9	4%	4%
International Operated Markets	2,639.9	3,745.4	(30)	(20)
International Developmental Licensed Markets & Corporate	350.9	565.6	(38)	(22)
Total	$6,788.3	$7,958.9	(15)%	(9)%

Operating margin	39.3%	46.2%

•Operating Income: Operating income decreased $222.6 million, or 7% (increased 1% in constant currencies), for the quarter and decreased $1,170.6 million, or 15% (9% in constant currencies), for the nine months. Results for both periods were negatively impacted by foreign currency translation due to the weakening of all major currencies against the U.S. Dollar.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended September 30,				Nine Months Ended September 30,
	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2022	2021	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$2,763.9	$2,986.5	(7)%	1%	$6,788.3	$7,958.9	(15)%	(9)%
Russia sale charge	—	—			1,280.5	—
Dynamic Yield sale gain	—	—			(270.7)	—
Japan stock sale gains	—	(106.4)			—	(339.4)
Non-GAAP operating income	$2,763.9	$2,880.1	(4)%	4%	$7,798.1	$7,619.5	2%	9%

Non-GAAP operating margin					45.2%	44.3%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 28 of this report for details of gains and charges in this table.

•Excluding the current and prior year gains and charges shown in the table above, operating income decreased 4% (increased 4% in constant currencies) for the quarter and increased 2% (9% in constant currencies) for the nine months.
•U.S.: Operating income for both periods primarily reflected sales-driven growth in Franchised margins, partly offset by inflationary pressures on labor and commodities in Company-operated restaurant margins.
•International Operated Markets: Constant currency results in both periods reflected positive sales performance led by France and Germany, while results for the quarter also benefited from positive sales performance in Australia. Results were partly offset by the impact of restaurant closures in Russia and Ukraine as well as inflationary pressures on labor and commodities in Company-operated restaurant margins.
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
Excluding the current and prior year items shown in the table above, the increase in non-GAAP operating margin for the nine months was due to sales-driven growth in Franchised margins, partly offset by the impact of the permanent restaurant closures in Russia and the temporary restaurant closures in Ukraine, inflationary cost pressures on Company-operated margins and higher Corporate selling, general and administrative expenses.

Interest Expense
•Interest expense increased 4% (8% in constant currencies) for the quarter and decreased 1% (increased 2% in constant currencies) for the nine months. Both periods benefited from the impact of foreign currency translation and lower average debt balances, with results for the quarter more than offset by higher average interest rates.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income	$(10.8)	$(2.3)	$(18.0)	$(6.5)
Foreign currency and hedging activity	(50.4)	2.9	(88.7)	42.3
Other (income) expense, net	(17.3)	0.8	524.4	12.8
Total	$(78.5)	$1.4	$417.7	$48.6

•Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
•Other (income) expense, net for the nine months included $537 million of nonoperating expense related to the settlement of a tax audit in France.

Income Taxes
•The effective income tax rate was 21.9% and 20.1% for the quarters ended 2022 and 2021, respectively, and 22.1% and 15.9% for the nine months ended 2022 and 2021, respectively.
•Excluding the tax impacts of current and prior year gains and charges (as described within the Operating Income & Operating Margin Reconciliation on page 29 of this report), the current year nonoperating expense related to the France tax settlement and the prior year impact of a change in the U.K. statutory income tax rate, the effective income tax rate for the nine months ended 2022 and 2021 was 20.6% and 20.7%, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $5.2 billion and exceeded capital expenditures by $3.8 billion for the nine months 2022. Cash provided by operations decreased $1.3 billion compared with the nine months 2021, primarily due to the impact of foreign currency rates on operating results and payments made related to the settlement of a tax audit in France.

Cash used for investing activities totaled $1.6 billion for the nine months 2022, an increase of $563.8 million compared with the nine months 2021. Investing activities reflect higher purchases of restaurant businesses in the nine months 2022, proceeds from the sale of Dynamic Yield in 2022 and proceeds from the sale of McDonald's Japan stock in 2021.

Cash used for financing activities totaled $5.1 billion for the nine months 2022, an increase of $565.6 million compared with the nine months 2021. Cash used for financing for the nine months 2022 reflects $3.4 billion in treasury stock purchases and $2.2 billion in debt repayments, partly offset by $3.4 billion in debt issuances. Cash used for financing for the nine months 2021 reflects $1.7 billion in debt repayments.

Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2022.
•Excluding the closure of all restaurants in Russia, the Company expects net restaurant unit expansion will contribute about 1.5% to 2022 Systemwide sales growth, in constant currencies.
•The Company expects full year 2022 selling, general and administrative expenses of about 2.3% to 2.4% of Systemwide sales.
•The Company expects 2022 operating margin to be in the 40% range as a result of charges related to the sale of the Company's business in Russia. Excluding impairment and other charges and gains, the Company expects adjusted operating margin percent to be in the mid 40% range.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2022 to increase approximately 2%, driven primarily by higher average interest rates.
•The Company expects the effective income tax rate for the full year 2022 to be in the 21% to 22% range.
•The Company expects 2022 capital expenditures to be approximately $2.0 billion, about half of which will be directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Over 40% will be dedicated to the U.S. business, most of which will go towards reinvestment, including the completion of restaurant modernization efforts. Globally, the Company expects to open about 1,700 restaurants. The Company will open about 375 restaurants in the U.S. and International Operated Markets segments, and developmental licensees and affiliates will contribute capital towards over 1,300 restaurant openings in their respective markets. Excluding the closure of all restaurants in Russia, the Company expects about 1,300 net restaurant additions in 2022.
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
Health epidemics or pandemics can adversely affect consumer spending and confidence levels and supply availability and costs, as well as the local operations in impacted markets, all of which can affect our financial results, condition and outlook. Importantly, the global pandemic resulting from COVID-19 has disrupted global health, economic and market conditions, consumer behavior and McDonald’s global restaurant operations since early 2020, and has resulted in increased pressure on labor availability and supply chain management. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and may continue to cause, consumer behavior to change, worsening or volatile economic conditions in certain markets, and increased regulatory complexity and compliance costs, each of which could continue to adversely affect our business. In addition, our global operations have been, and may continue to be, disrupted to varying degrees in different markets given the unpredictability of the virus, its resurgences and variants and government responses thereto, as well as potentially permanent changes to the industry in which we operate. While we cannot predict the duration or scope of the COVID-19 pandemic, the resurgence of infections, the emergence of new variants in one or more markets, the impact of changing governmental restrictions, or the availability, acceptance or effectiveness of vaccines or vaccination rates across the globe, the pandemic has negatively impacted our business and may continue to negatively impact our financial results, condition and outlook in a way that may be material.
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
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in technology, restaurant modernization, digital engagement and delivery in order to transform and enhance the customer experience. As part of these investments, we are continuing to place emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which efforts may not generate expected results. We also continue to expand and refine our delivery initiatives, including through growing awareness and trial. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction, and may introduce additional food quality, food safety and customer satisfaction risks. If these customer experience initiatives are not well executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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
We compete primarily on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, successfully develop and introduce new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations, manage our investments in technology, restaurant modernization, digital engagement and delivery, and respond effectively to our competitors’ actions or offerings or to unforeseen disruptive actions. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting others, which could have the overall effect of harming our business.

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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been, and may never be, registered in all of the countries outside of the U.S. in which we do business or may do business in the future. It may be costly and time consuming to protect our intellectual property, and the steps we have taken to do so in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could be time consuming, result in costly litigation and harm our business.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Such disruptions or volatility can also result from acts of war, terrorism or other hostilities. For example, in response to the humanitarian crisis caused by the war between Russia and Ukraine, we paused our operations in both countries in March 2022 and sold our Russian business in June 2022. While we more recently announced plans to reopen certain restaurants in Ukraine, conditions throughout the region remain volatile and unpredictable, which may impact our business. The war has also exacerbated volatile macroeconomic conditions and increased pressure on our supply chain and the availability and costs of commodities, including energy, which we expect to continue to impact our financial results. The broader impacts of the war and related sanctions, including on macroeconomic conditions, geopolitical tensions and consumer demand, may also continue to have an adverse impact on our business and financial results. Our international success depends in part on the effectiveness of our strategies and brand-building initiatives to reduce our exposure to such actions and events.
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
Our success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. In particular, our franchisees have also been impacted by inflationary pressures and the COVID-19 pandemic. If franchisee sales trends worsen or any of such impacts persist, our financial results could be negatively affected, which may be material.
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
Further, our System has experienced increased costs and competition associated with recruiting, motivating and retaining qualified employees, as well as costs associated with promoting awareness of the opportunities of working at McDonald’s restaurants. We and our franchisees are also impacted by increasingly complex U.S. and international laws and regulations affecting our respective workforces. These laws and regulations are increasingly focused on, and in certain cases impose requirements with respect to, employment matters such as wages and hours, healthcare, immigration, retirement and other employee benefits and workplace practices. Such laws and regulations can expose us and our franchisees to increased costs and other effects of compliance, including potential liability, and all such labor and compliance costs could have a negative impact on our Company-operated margins and franchisee profitability.
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
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive regulations involving, among other matters, restaurant operations, product packaging, marketing, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. We also are subject to increasing public focus, including by governmental and non-governmental organizations, on environmental, social responsibility and corporate governance (“ESG”) matters. Our success depends in part on our ability to manage the impact of regulations and other initiatives that can affect our business plans and operations, which have increased and may continue to increase our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
The Company is in the process of implementing a comprehensive, multi-year finance and technology transformation initiative to migrate its general ledger, financial close and consolidation processes onto new financial systems. The Company is performing the implementation in the ordinary course of business to increase efficiency and to modernize the tools and technology used in its key financial processes. This is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. As the phased implementation of the systems continues, the Company has modified certain processes and procedures to enhance the quality of internal control over financial reporting. The Company will continue to monitor and modify, as needed, the design and operating effectiveness of key control activities to align with the updated business processes and capabilities of the new financial systems.
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting the Company's business, refer to the “Risk Factors" section in Part I, Item 2 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2022	635,785	$252.20	635,785	$10,582,292,747
August 1-31, 2022	782,454	255.90	782,454	10,382,062,619
September 1-30, 2022	2,370,142	248.29	2,370,142	9,793,591,813
Total	3,788,381	$250.52	3,788,381
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	November 7, 2022	Ian F. Borden
Corporate Executive Vice President and Chief Financial Officer