Form 10-K
period 2022-12-31
MCDONALDS CORP
filed 2023-02-24
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2022: $181,588,534,180.
The number of shares outstanding of the registrant’s common stock as of January 31, 2023: 731,496,951.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2023 definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

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

FORWARD-LOOKING STATEMENTS

The information in this Form 10-K contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this Form 10-K not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “aim,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident” and “commit” or similar expressions. In particular, statements regarding the Company's plans, strategies, prospects and expectations regarding its business and industry, as well as environmental, social and governance ("ESG") and similar commitments, are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in the Risk Factors section on page 27 of this Form 10-K and elsewhere in the Company's filings with the SEC. Except as required by law, the Company does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

ABOUT McDONALD'S

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers are referred to herein as the "System."
BUSINESS SUMMARY
GENERAL
For the year ended December 31, 2022, there were no material changes to the Company's corporate structure or in its method of conducting business. Refer to the Segment and Geographic Information section on page 48 of this Form 10-K for additional information.

DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 40,275 McDonald's restaurants at year-end 2022, approximately 95% were franchised.
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
McDonald's Corporation 2022 Annual Report 3

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

PURPOSE, MISSION AND VALUES
Through its size and scale, McDonald's embraces and prioritizes its role and commitment to the communities in which it operates through its purpose to feed and foster communities, and its mission to make delicious feel-good moments for everyone. The Company is guided by five core values that define who we are and how we run our business across the three-legged stool of McDonald’s franchisees, suppliers, and employees:
1.Serve – We put our customers and people first;
2.Inclusion – We open our doors to everyone;
3.Integrity – We do the right thing;
4.Community – We are good neighbors; and
5.Family – We get better together.
The Company believes that its people, all around the world, set it apart and bring these values to life on a daily basis.
HUMAN CAPITAL MANAGEMENT
The Company’s people strategies aim to create an environment grounded in diversity, equity, and inclusion (“DEI”). To do this, the Company continues to evaluate and evolve its compensation and benefits programs to remain locally relevant and competitive, while offering quality training and learning opportunities, and continues to uphold a high standard of health and safety for employees and customers alike.
You can find more information about the Company's human capital management and related initiatives in its “Purpose & Impact” report.
Our People
Company employees, which include those in the Company's corporate and other offices as well as in Company-owned and operated restaurants, totaled over 150,000 worldwide as of year-end 2022, of which approximately 70% were based outside of the U.S. In addition to Company employees, the over two million individuals who work in McDonald's franchised restaurants around the world are critical to the Company’s success, enabling it to drive long-term value creation and further its purpose and mission. People are at the cornerstone of the Company's business and an essential part of the System.
Diversity, Equity and Inclusion
The Company's aspiration is that no matter where you are in the world, when you interact with McDonald’s, DEI is as evident and familiar as the Arches themselves. A diverse workforce is and will continue to be critical to McDonald’s success, and the Company is committed to making this a continued priority. The Company adheres to a global DEI strategy designed to drive accountability across the System to better represent the diverse communities in which McDonald’s operates, to accelerate cultures of inclusion and belonging and to further dismantle barriers to economic opportunity.
The Company’s DEI strategy reflects its commitment to deliver equitable treatment for all people and includes:
•ongoing efforts to improve the representation of women and underrepresented groups at all levels of the Company;
•a franchisee recruitment initiative to increase the number of new franchisees from all backgrounds, including underrepresented groups, particularly for those who may face socio-economic barriers to entry;
•best practice sharing with franchisees and suppliers to support them in furthering DEI progress within their own organizations;
•upholding human rights and cultivating a respectful workplace that is ethical, truthful and dependable; and
•a commitment to equal pay among Company employees with comparable job responsibilities, experience, performance and contributions, as well as fair treatment in access, opportunity and advancement for all.
While McDonald’s is proud of its more than 65-year history as an employer, its global DEI strategy is designed to facilitate continued growth in how the Company approaches equitable opportunity and its role in catalyzing it across the System and beyond. The Company is committed to accelerating representation, inclusion and opportunity for underrepresented groups, not only within the Company but across the System. This goal is underscored by the Company's Mutual Commitment to Diversity, Equity and Inclusion, a pledge that invites the Company’s U.S. based suppliers to commit to accountability for DEI progress within their own organizations. Aligned with the Company's
McDonald's Corporation 2022 Annual Report 4

purpose, mission and values, the Mutual Commitment draws on McDonald's size and scale and highlights its opportunity to accelerate meaningful change for employees, franchisees, suppliers, customers and communities.
To reinforce the importance of the Company’s values, the Company’s incentive plan includes quantitative human capital metrics that hold executives accountable for making progress on DEI goals. In addition to the Company’s financial performance, executives are measured on quantitative metrics that include championing the Company's core values, improving representation within leadership roles (Senior Director and above) and assessing feelings of inclusion within the Company. In addition, in 2022, the Company introduced an owner/operator diversity metric into its incentive plan for certain key officers and managing directors.
For more information on employee, Board and franchisee representation, as well as diverse-owned supplier spend and equal pay, see the Company's Global Diversity, Equity, and Inclusion Report, including the Diversity Snapshot.
Respectful Workplace Environment
Fostering safe, inclusive and respectful workplaces, wherever McDonald's does business, has been integral to the Company for its more than 65-year history. The Company understands the importance of providing a positive experience and making everyone feel valued, both in its offices and in McDonald's restaurants. The Company’s commitment to human rights is set forth in its Human Rights Policy and is furthered by its Standards of Business Conduct, which apply to Company employees, and its Supplier Code of Conduct, which sets forth human rights requirements for the Company's global suppliers. Company employees are trained on and are required to annually certify their understanding of, and commitment to upholding, the Standards of Business Conduct.
Further, the Company’s Global Brand Standards (which apply to all McDonald’s restaurants, whether Company-owned or franchised) prioritize action in four areas: harassment, discrimination, and retaliation prevention; workplace violence prevention; restaurant employee feedback; and health and safety. Beginning in 2022, the first full year in which the Global Brand Standards were in effect, all restaurants were assessed on the Global Brand Standards in accordance with the applicable McDonald’s market’s business evaluation processes.
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
Compensation, Benefits, and Talent Development
The compensation and benefits provided to Company employees, including both corporate staff and Company-owned restaurant employees, is established based upon competitive considerations in the relevant labor market. The amount and type of compensation varies by an employee's level and location, and typically includes some combination of the following (in addition to base pay): cash bonuses, stock-based awards, retirement savings programs, and health and welfare benefits. Company employees may also receive paid time off, family care resources, tuition assistance and flexible work schedules.
In 2021, the Company publicly communicated its ongoing commitment to equal pay, which is supported by an annual pay gap analysis that aims to ensure equitable pay practices are consistently implemented and executed across the Company. Results of the 2022 pay gap analysis showed that women globally in Company owned and operated markets were paid 99.91 cents on the dollar in base pay on average of what men were paid for similar work. Further, there was no base pay gap disfavoring underrepresented groups in the U.S. These results indicate the Company substantially attained equal pay, and by the end of the first quarter of 2023, intends to close the small gaps identified in line with the commitment to close pay gaps identified in annual equal pay analyses. In line with its core values, the Company continuously emphasizes the importance of pay that is competitive, non-discriminatory, performance-based, transparent and compliant with legal and regulatory standards.
Additionally, McDonald’s has a long-standing commitment to providing training, education benefits and career path opportunities, which empower the people and communities it serves. Learning and development is a competitive advantage to McDonald’s and a true differentiator to its employee value proposition. McDonald’s Hamburger University has eight campuses around the world, as well as online and on-demand resources, that provide training for Company employees as well as franchisees and their eligible employees. The Company is committed to providing opportunities for people to enhance their skills and fulfill their potential through talent development programs, apprenticeship opportunities, language and technical skill training and support for continuing education, as it believes this helps to facilitate talent attraction, career development and retention.
Communities
McDonald’s embraces its role and commitment to the communities it serves. Through its Youth Opportunity program, the Company aims to reduce barriers to employment for two million youth by 2025 through supporting pre-employment job readiness training, employment opportunities and workplace development programs. The Company is also proud to support the network of over 260 local chapters of Ronald McDonald House Charities (“RMHC”) spanning over 60 countries and regions that creates, finds and supports programs that directly improve the health and well-being of children and their families. In 2020, the Company announced a five-year, $100 million commitment to RMHC.
In addition, the Company maintains a Global Food Disposition Policy to help support its suppliers and distributors around the world in disposing of food in alignment with McDonald’s food waste hierarchy, including by enabling food donations wherever possible. The Policy, which aims to avoid food waste and loss while also allowing the System to meet the needs of local communities, is a critical part of the Company's sustainability work and its purpose to feed and foster communities.
The Company continues to bring its Community Impact strategy to life through enhanced support efforts because its business thrives when communities thrive. As a System, McDonald’s creates opportunities that encourage Company employees, franchisees and their employees, suppliers and customers to get involved in philanthropic and volunteering opportunities.
McDonald's Corporation 2022 Annual Report 5

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
To guide its management of environmental matters and to strengthen its resiliency, the Company has developed goals and commitments that are informed by relevant frameworks, including the Taskforce on Climate-Related Financial Disclosures (TCFD). These include initiatives to reduce Systemwide greenhouse gas emissions, support deforestation free sourcing throughout the Company's global supply chain, efficiently manage natural resources and support biodiversity, responsibly source ingredients and packaging and increase the availability of recycling in restaurants to reduce waste. These are areas of increasing importance to the Company and its stakeholders and where the Company believes it can have a significant impact and help to drive industry-wide change. In recent years, the Company has made significant progress on many of its global goals and commitments. You can find more information about these initiatives, as well as other environmental sustainability matters, in the Company's “Our Purpose & Impact” report. Information can also be found in the Company's annual Climate Change, Forests and Water reports submitted to CDP, an organization that helps companies manage their environmental impacts.
The Company monitors and manages the evolving environmental landscape to further understand potential risks and opportunities for the business in collaboration with expert partners. The Company believes taking action on environmental matters will drive long-term business value by ensuring that it is managing operational costs in its energy supply, improving the security of its raw material supply, stewarding the environment in its surrounding communities and reducing its exposure to increasing environmental risks, regulation and costs.
SUPPLY CHAIN, FOOD SAFETY AND QUALITY
The Company and its franchisees purchase food, packaging, equipment and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards and maintains quality centers around the world designed to promote consistency of these quality standards and menu compliance. The quality management systems and processes involve ongoing product reviews, virtual supplier visits and third-party verifications. A Food Safety Advisory Council, comprised of the Company’s internal food safety experts as well as suppliers and outside academics, supports our food safety risk management work and provides strategic global leadership for all aspects of food safety and quality. The Company also has ongoing programs to elevate food safety culture throughout the business by educating employees about food safety practices, including proper storage, handling and preparation of food for customers, and conducting trainings for its suppliers and restaurant operators to share best practices on food safety and quality.
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
McDonald’s menu features hamburgers and cheeseburgers, the Big Mac, the Quarter Pounder with Cheese, the Filet-O-Fish, the McChicken and other chicken sandwiches, Chicken McNuggets, World Famous Fries, salads, shakes, McFlurry frozen desserts, sundaes, soft serve cones, bakery items, soft drinks, coffee, McCafé beverages and other beverages.
McDonald’s restaurants in the U.S. and many international markets offer a full or limited breakfast menu. Breakfast offerings may include breakfast sandwiches, such as the Egg McMuffin, Sausage McMuffin with Egg and McGriddles, biscuit and bagel sandwiches, oatmeal, hash browns, breakfast burritos and hotcakes.
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

McDonald's Corporation 2022 Annual Report 6

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
COMPETITION
McDonald’s restaurants compete with international, national, regional and local retailers of traditional, fast casual and other food service competitors. The Company measures its competitive position within the informal eating out ("IEO") segment, which is inclusive of the Company's primary competition of quick-service restaurants, but also includes 100% home delivery/takeaway providers, street stalls or kiosks, cafés, specialist coffee shops, self-service cafeterias and juice/smoothie bars. The Company competes among quick-service restaurants primarily on the basis of price, convenience, service, experience, menu variety and product quality.
GOVERNMENT REGULATIONS
The Company has global operations and is therefore subject to the laws of the United States and many foreign jurisdictions in which it operates and the rules and regulations of various governing bodies, which may differ among jurisdictions. As discussed under “Legal Proceedings – Government Regulations” on page 33 of this Form 10-K, governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation.
In addition, during the last three years, markets experienced varying levels of governmental restrictions on restaurant operations in response to the COVID-19 pandemic, including restrictions related to operating hours, dine-in capacity, and dining room and restaurant closures. These restrictions affected the Company’s revenues for all three years, with a more limited impact in 2022 due to the lesser extent of the restrictions.
While costs associated with legal and regulatory compliance have increased along with the number and scope of laws and regulations affecting our business, these costs are not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

McDonald's Corporation 2022 Annual Report 7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S VIEW OF THE BUSINESS
In analyzing business trends, management reviews results on a constant currency basis and considers a variety of performance and financial measures, some of which are considered to be non-GAAP, including comparable sales and guest count growth, Systemwide sales growth, after-tax return on invested capital from continuing operations, free cash flow and free cash flow conversion rate, as described below. Management believes these measures are important in understanding the financial performance of the Company.
•Constant currency results exclude the effects of foreign currency translation and are calculated by translating current year results at prior year average exchange rates. Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other charges and gains, as well as material regulatory and other income tax impacts, and bases incentive compensation plans on these results because the Company believes this better represents underlying business trends.
•Comparable sales and comparable guest counts are compared to the same period in the prior year and represent sales and transactions, respectively, at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters and acts of war, terrorism or other hostilities (including restaurants temporarily closed due to COVID-19, as well as those that remain closed in Ukraine). Restaurants in Russia were treated as permanently closed as of April 1, 2022 and therefore excluded from the calculation of comparable sales and comparable guest counts beginning in the second quarter of 2022. Comparable sales exclude the impact of currency translation and the sales of any market considered hyper-inflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
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
2022 FINANCIAL PERFORMANCE
In 2022, global comparable sales increased 10.9%, primarily due to strong sales performance across all segments from continued execution of the Accelerating the Arches strategy.
•Comparable sales in the U.S. increased 5.9%, benefiting primarily from strong average check growth driven by strategic menu price increases, successful menu and marketing promotions and continued digital and delivery growth.
•Comparable sales in the International Operated segment increased 13.3%, reflecting positive comparable sales across the segment, primarily driven by France, Germany and the U.K.
•Comparable sales in the International Developmental Licensed segment increased 16.0%, reflecting positive comparable sales across the segment, led by Japan and Brazil, partly offset by negative comparable sales in China due to continued COVID-19 related government restrictions.
Earnings and cash flow growth rates presented below were impacted in 2022 by charges from the sale of the Company's business in Russia, the settlement of a tax audit in France and a gain on the sale of the Company's Dynamic Yield business. Additionally, 2021 results were impacted by gains on the Company's sale of McDonald's Japan stock, the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate and charges from the sale of McD Tech Labs.
Current year and prior year charges and gains are detailed along with reconciliations to the non-GAAP measures in the Net Income and Diluted Earnings Per Share section on page 12 and Operating Income section on page 17 in this Form 10-K.
In addition to the comparable sales results above, the Company had the following financial results in 2022:
•Consolidated revenues were flat (increased 6% in constant currencies) at $23.2 billion.
•Systemwide sales increased 5% (11% in constant currencies) to $118.2 billion.
McDonald's Corporation 2022 Annual Report 8

•Consolidated operating income decreased 10% (3% in constant currencies) to $9.4 billion.
•Operating margin, defined as operating income as a percent of total revenues, decreased from 44.6% in 2021 to 40.4% in 2022.
•Diluted earnings per share of $8.33 decreased 17% (12% in constant currencies).
•Cash provided by operations was $7.4 billion, a 19% decrease from the prior year.
•Capital expenditures of $1.9 billion were allocated approximately 50% to each of reinvestment in existing restaurants and new restaurant openings.
•Free cash flow was $5.5 billion, a 23% decrease from the prior year.
•Across the System, over 1,500 new restaurants (including those in our developmental licensee and affiliated markets) were opened.
•The Company increased its quarterly cash dividend per share by 10% to $1.52 for the fourth quarter, equivalent to an annual dividend of $6.08 per share. The Company returned a total of $8.1 billion to shareholders through dividends and share repurchases in 2022.
STRATEGIC DIRECTION
In early 2023, the Company announced an evolution of its successful Accelerating the Arches strategy (the “Strategy”). The Strategy, which encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand, continues to reflect the Company’s purpose, mission and values. Enhancements to the Strategy include the additions of Restaurant Development to the MCD growth pillars and an internal effort, Accelerating the Organization, both of which are aimed at elevating the Company’s performance. The Company's guiding purpose, mission and values are discussed in a dedicated section on page 4 of this Form 10-K.

GROWTH PILLARS
The following growth pillars, MCD, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of our brand, food and purpose. This is exemplified by campaigns that elevate the entire brand, such as the Famous Orders platform that has been repeatedly adopted by markets across the globe, the FIFA World Cup campaign that debuted in 75 markets, the UK’s Raise Your Arches campaign that was picked up by 30 markets around the globe and The Cactus Plant Flea Market Box in the U.S. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand and is especially important to our customers in uncertain economic environments.
•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products such as our World Famous Fries, the Big Mac, our Chicken McNuggets and the McFlurry. Around the world, McDonald’s possesses 10 of these "billion-dollar brand equities." The Company will continue to improve on its classics by implementing a series of operational and formulation changes designed to deliver hotter, juicer, tastier burgers across the globe. While leaning into core icons like Chicken McNuggets, ongoing focus will include scaling emerging equities such as the McSpicy and McCrispy Chicken Sandwiches. The Company also continues to see a significant opportunity with coffee, demonstrated by markets leveraging the McCafé brand, customer experience, value and quality to drive long-term growth.
•Double Down on the 4D's: Digital, Delivery, Drive Thru and the recent addition of Restaurant Development by leveraging competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. To unlock further growth, the Company expects to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In 2022, digital channels (the mobile app, delivery and kiosk) comprised nearly 35% of Systemwide sales in the Company’s top six markets, representing over $25 billion in digital Systemwide sales.
◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in with digital enhancements. Through the digital tools, customers can access personalized offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. The Company has successful loyalty programs in over 50 markets around the world, including its top six markets. As of December 31, 2022, the Company’s loyalty customers have proven to be highly engaged, with nearly 50 million active loyalty members across the top six markets in the last 90 days, including 28 million in the U.S.
◦Delivery: The Company has continued to expand the number of restaurants offering delivery to nearly 35,000, representing over 85% of McDonald's restaurants. Delivery is available in about 100 markets, and the Company is continuing to build on and enhance the delivery experience for customers by adding the ability to place a delivery order on the McDonald's mobile app in some of its largest markets. This capability is now available in the U.S., the U.K., Canada and Australia. The Company has also put in place long-term strategic partnerships with UberEats, DoorDash, Just Eat Takeaway.com and Deliveroo. These partnerships are expected to benefit the Company, its customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company has drive thru locations in over 26,000 restaurants globally, including nearly 95% of the over 13,000 locations in the U.S. This channel remains a competitive advantage, and we expect that it will become even more critical to meeting customers’ demand for flexibility and choice. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Market segments will include a drive thru.
McDonald's Corporation 2022 Annual Report 9

◦Restaurant Development: The Company will accelerate the pace of restaurant openings with the recent addition of this component to the MCD growth pillars. In 2023, the Company plans to open approximately 1,900 new restaurant units across the globe, which will contribute to nearly 4% net unit growth. The Company believes there is opportunity for further growth in many of its largest markets and to explore new formats under the McDonald’s brand over the coming years.

FOUNDATION
Foundational to the Strategy is keeping the customer and restaurant crew at the center of everything we do, along with a relentless focus on running great restaurants, empowering our people and modernizing ways of working through Accelerating the Organization.

•Running Great Restaurants: The Company offers the speed, choice and personalization that its customers expect and serves delicious food people feel good about eating, with convenient locations and hours and affordable prices.

•Empowering our People: The Company believes the employee experience is critical to its success and, in 2022, implemented Global Brand Standards which are designed to create a culture of safety for both employees and customers in McDonald’s restaurants around the world.

•Accelerating the Organization: The Company will unlock further growth as it modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people. This work is guided by a commitment to provide people with career paths for growth and development that capitalize on the global nature of the Company's business.

These efforts, coupled with investments in innovation, are designed to enhance the customer experience and deliver long-term profitable growth for all stakeholders. The Strategy is aligned with the Company’s capital allocation philosophy of investing in opportunities to grow the business (through new restaurants and reinvesting in existing restaurants) and returning free cash flow to shareholders over time through dividends and share repurchases.

The Company believes the Strategy builds on its inherent strengths by harnessing its competitive advantages while leveraging its size, scale and agility to adapt and adjust to uncertain economic and operating environments to meet consumer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.

OUTLOOK
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2023.
•The Company expects net restaurant unit expansion will contribute nearly 1.5% to 2023 Systemwide sales growth, in constant currencies.
•The Company expects full year 2023 selling, general and administrative expenses of about 2.2% to 2.3% of Systemwide sales.
•The Company expects 2023 operating margin percent to be about 45%.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2023 to increase between 10% and 12%, driven primarily by higher average interest rates.
•The Company expects the effective income tax rate for the full year 2023 to be in the 20% to 22% range. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2023 capital expenditures to be between $2.2 and $2.4 billion, about half of which will be directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open about 1,900 restaurants. The Company will open more than 400 restaurants in the U.S. and International Operated Markets segments, and developmental licensees and affiliates will contribute capital towards about 1,500 restaurant openings in their respective markets. The Company expects about 1,500 net restaurant additions in 2023.
•The Company expects to achieve a free cash flow conversion rate greater than 90%.

McDonald's Corporation 2022 Annual Report 10

CONSOLIDATED OPERATING RESULTS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 35 of this Form 10-K. This section generally discusses 2022 and 2021 items and the year-to-year comparisons between the years ended December 31, 2022 and 2021. Discussions of 2020 items and the year-to-year comparisons between the years ended December 31, 2021 and 2020 are not included in their entirety in this Form 10-K and can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.
Impact of COVID-19 Restrictions
During the last three years, markets experienced varying levels of governmental restrictions on restaurant operations in response to the COVID-19 pandemic, including restrictions related to operating hours, dine-in capacity, and dining room and restaurant closures. These restrictions affected the Company’s revenues for all three years, with a more limited impact in 2022 due to the lesser extent of the restrictions. As most revenues and the Company's share of net results in equity investments are based on a percent of sales, consumer sentiment and government restrictions as a result of COVID-19 may continue to have an impact on results.
Impact of the War in Ukraine
During the first quarter of 2022, McDonald’s temporarily closed restaurants in Russia and Ukraine due to the ongoing war in the region. Restaurants remained closed in Russia through the Company's sale of its Russian business in the second quarter 2022.
Beginning in September 2022, the Company began reopening restaurants in Ukraine.

Operating results
		2022		2021	2020
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$8,748	(11%)	$9,787	20%	$8,139
Revenues from franchised restaurants	14,106	8	13,085	22	10,726
Other revenues	329	(6)	351	2	343
Total revenues	23,183	—	23,223	21	19,208
Operating costs and expenses
Company-operated restaurant expenses	7,381	(8)	8,047	15	6,981
Franchised restaurants-occupancy expenses	2,350	1	2,335	6	2,208
Other restaurant expenses	245	(6)	260	(2)	267
Selling, general & administrative expenses
Depreciation and amortization	370	12	330	10	301
Other	2,492	5	2,378	6	2,245
Other operating (income) expense, net	974	n/m	(483)	n/m	(118)
Total operating costs and expenses	13,812	7	12,867	8	11,884
Operating income	9,371	(10)	10,356	41	7,324
Interest expense	1,207	2	1,186	(3)	1,218
Nonoperating (income) expense, net	339	n/m	42	n/m	(35)
Income before provision for income taxes	7,825	(14)	9,128	49	6,141
Provision for income taxes	1,648	4	1,583	12	1,410
Net income	$6,177	(18%)	$7,545	59%	$4,731
Earnings per common share—diluted	$8.33	(17%)	$10.04	59%	$6.31
Weighted-average common shares outstanding— diluted	741.3	(1%)	751.8	—%	750.1
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION ON REPORTED RESULTS
The impact of foreign currency translation on consolidated operating results in 2022 reflected the weakening of all major currencies against the U.S. Dollar, driven by the Euro, British Pound, and Australian Dollar.
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

McDonald's Corporation 2022 Annual Report 11

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2022	2021	2020	2022	2021	2020
Revenues	$23,183	$23,223	$19,208	$(1,419)	$488	$(75)
Company-operated margins	1,368	1,740	1,158	(99)	42	(1)
Franchised margins	11,756	10,750	8,519	(646)	223	32
Selling, general & administrative expenses	2,862	2,708	2,546	63	(28)	(2)
Operating income	9,371	10,356	7,324	(652)	231	35
Net income	6,177	7,545	4,731	(386)	150	26
Earnings per common share—diluted	8.33	10.04	6.31	(0.52)	0.20	0.04

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2022, net income decreased 18% (13% in constant currencies) to $6.2 billion and diluted earnings per common share decreased 17% (12% in constant currencies) to $8.33. Foreign currency translation had a negative impact of $0.52 on diluted earnings per share.

2022 results included:
•Net pre-tax charges of $1,281 million, or $1.44 per share, related to the sale of the Company's business in Russia
•Net pre-tax gain of $271 million, or $0.40 per share, related to the Company's sale of its Dynamic Yield business
•$537 million, or $0.73 per share, of nonoperating expense related to the settlement of a tax audit in France
2021 results included:
•Net pre-tax gains of $339 million, or $0.33 per share, primarily related to the sale of McDonald's Japan stock
•Pre-tax charges of $54 million, or $0.05 per share, primarily related to the sale of McD Tech Labs
•$364 million, or $0.48 per share, of income tax benefit related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate

Outlined below is additional information for the full year 2022 and 2021:

Net Income Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2022	2021	2022	2022
GAAP net income	$6,177.4	$7,545.2	(18%)	(13%)
(Gains) charges	770.7	(202.7)
Income tax (benefit) cost, net	—	(363.7)
France tax settlement	537.2	—
Non-GAAP net income	$7,485.3	$6,978.8	7%	13%

Diluted Earnings Per Common Share Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2022	2021	2022	2022
GAAP earnings per share-diluted	$8.33	$10.04	(17%)	(12%)
(Gains) charges	1.04	(0.28)
Income tax (benefit) cost, net	—	(0.48)
France tax settlement	0.73	—
Non-GAAP earnings per share-diluted	$10.10	$9.28	9%	15%
In constant currencies, after consideration of the adjustments to reconcile our GAAP to Non-GAAP results above, 2022 reflected strong operating performance driven by higher sales-driven Franchised margins. Company-operated margins were negatively impacted by the permanent restaurant closures as a result of the sale of the Company's business in Russia and the temporary restaurant closures in Ukraine, as well as by inflationary cost pressures. In addition, net income reflected an income tax benefit associated with global tax audit progression.
The Company repurchased 15.8 million shares of its stock for $3.9 billion in 2022 and 3.4 million shares of its stock for $846 million in 2021.

McDonald's Corporation 2022 Annual Report 12

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
Franchised restaurants represented 95% of McDonald's restaurants worldwide at December 31, 2022. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2022	2021	2020	2022	2021	2022	2021
Company-operated sales:
U.S.	$2,836	$2,617	$2,395	8%	9%	8%	9%
International Operated Markets	5,179	6,456	5,114	(20)	26	(11)	23
International Developmental Licensed Markets & Corporate	733	715	630	3	13	16	10
Total	$8,748	$9,788	$8,139	(11%)	20%	(4%)	18%
Franchised revenues:
U.S.	$6,585	$6,094	$5,261	8%	16%	8%	16%
International Operated Markets	5,985	5,638	4,348	6	30	18	24
International Developmental Licensed Markets & Corporate	1,536	1,353	1,117	14	21	22	20
Total	$14,106	$13,085	$10,726	8%	22%	14%	19%
Total Company-operated sales and Franchised revenues:
U.S.	$9,421	$8,711	$7,656	8%	14%	8%	14%
International Operated Markets	11,164	12,094	9,462	(8)	28	2	23
International Developmental Licensed Markets & Corporate	2,269	2,068	1,747	10	18	20	16
Total	$22,854	$22,873	$18,865	—%	21%	6%	19%
Total Other revenues	$329	$350	$343	(6%)	2%	(3%)	—%
Total Revenues	$23,183	$23,223	$19,208	—%	21%	6%	18%
In 2022, total Company-operated sales and franchised revenues were flat (increased 6% in constant currencies). In the International Operated Markets segment, results reflected positive constant currency sales performance, driven by France, Germany and the U.K., offset by lower Company-operated sales due to permanent restaurant closures as a result of the sale of the Company's business in Russia and the temporary restaurant closures in Ukraine. The International Developmental Licensed Markets segment reflected strong sales performance across all geographic regions.

TOTAL REVENUES BY SEGMENT

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate
The following tables present comparable sales and Systemwide sales increases/(decreases):
McDonald's Corporation 2022 Annual Report 13

Comparable sales increases/(decreases)*

	2022	2021	2020
U.S.	5.9%	13.8%	0.4%
International Operated Markets	13.3	21.6	(15.0)
International Developmental Licensed Markets & Corporate	16.0	16.6	(10.5)
Total	10.9%	17.0%	(7.7%)
*For both International Operated Markets and Total comparable sales calculations for 2022, restaurants in Russia were treated as permanently closed starting April 1, 2022 and therefore excluded from the calculations beginning in the second quarter of 2022. Restaurants from Ukraine were treated as temporarily closed and therefore included in the calculations. Beginning in September 2022, the Company began reopening restaurants in Ukraine. Due to the more significant impact of COVID-19 in 2020, comparable sales growth from 2020 to 2021 may not be fully indicative of the Company's performance.

Systemwide sales increases/(decreases)**

			Increase/(decrease) excluding currency translation
	2022	2021	2022	2021
U.S.	6%	13%	6%	13%
International Operated Markets	—	29	11	24
International Developmental Licensed Markets & Corporate	10	21	21	20
Total	5%	21%	11%	18%
    ** Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues. 2022 results reflect the impact of the permanent restaurant closures as a result of the sale of the Company's business in Russia and the temporary restaurant closures in Ukraine.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2022	2021	2020	2022	2021	2022	2021
U.S.	$45,898	$43,344	$38,123	6%	14%	6%	14%
International Operated Markets	34,537	33,097	25,446	4	30	15	24
International Developmental Licensed Markets & Corporate	29,038	26,234	21,609	11	21	21	21
Total	$109,473	$102,675	$85,178	7%	21%	13%	18%

Ownership type
Conventional franchised	$80,066	$75,956	$63,297	5%	20%	10%	18%
Developmental licensed	18,444	15,151	11,781	22	29	31	28
Foreign affiliated	10,963	11,568	10,100	(5)	15	6	13
Total	$109,473	$102,675	$85,178	7%	21%	13%	18%

McDonald's Corporation 2022 Annual Report 14

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
Restaurant margins

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2022	2021	2020	2022	2021	2022	2021
Franchised:
U.S.	$5,341	$4,906	$4,097	9%	20%	9%	20%
International Operated Markets	4,900	4,516	3,329	8	36	20	29
International Developmental Licensed Markets & Corporate	1,515	1,328	1,093	14	22	23	20
Total	$11,756	$10,750	$8,519	9%	26%	15%	24%
Company-operated:
U.S.	$429	$511	$405	(16%)	26%	(16%)	26%
International Operated Markets	913	1,208	748	(24)	61	(17)	56
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$1,368	$1,740	$1,158	(21%)	50%	(16%)	47%
Total restaurant margins:
U.S.	$5,770	$5,417	$4,502	7%	20%	7%	20%
International Operated Markets	5,813	5,724	4,077	2	40	12	34
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$13,124	$12,490	$9,677	5%	29%	11%	26%
n/m Not meaningful
In 2022, total restaurant margins increased 5% (11% in constant currencies), which reflected strong sales performance across all segments.
Franchised margins represented nearly 90% of restaurant margin dollars.
Total restaurant margin growth was negatively impacted in both periods by foreign currency translation due to the weakening of all major currencies against the U.S. Dollar.
Franchised margins in the U.S. reflected higher depreciation costs related to investments in restaurant modernization.
Company-operated margins in the U.S. and International Operated Markets segment reflected positive sales performance driven by strategic menu price increases, and the negative impact of inflationary pressures. Results in the International Operated Markets segment were also negatively impacted by the restaurant closures in Russia and Ukraine.
Total restaurant margins included $1,501 million of depreciation and amortization expenses in 2022.
RESTAURANT MARGINS BY TYPE (In millions)

McDonald's Corporation 2022 Annual Report 15

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2022	2021	2020	2022	2021	2022	2021
U.S.	$692	$696	$625	(1%)	11%	(1%)	11%
International Operated Markets	629	692	700	(9)	(1)	—	(5)
International Developmental Licensed Markets & Corporate(1)	1,541	1,320	1,221	17	8	17	8
Total Selling, General & Administrative Expenses	$2,862	$2,708	$2,546	6%	6%	8%	5%

Less: Incentive-Based Compensation(2)	404	439	158	(8)	n/m	(6)	n/m
Total Excluding Incentive-Based Compensation	$2,458	$2,269	$2,388	8%	(5%)	11%	(6%)
(1)Includes home office support costs in areas such as facilities, finance, human resources, investments in strategic technology initiatives, legal, marketing, restaurant operations, supply chain and training.
(2)Includes all cash incentives and share-based compensation expense.
In 2022, consolidated selling, general and administrative expenses increased 6% (8% in constant currencies), reflecting higher costs for investments in restaurant technology, incremental costs related to strategic initiatives, the Company's 2022 Worldwide Owner/Operator convention and proxy contest, as well as the impact of inflationary cost pressures.
Management believes that analyzing selling, general & administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AS A PERCENT OF SYSTEMWIDE SALES

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2022	2021	2020
Gains on sales of restaurant businesses	$(60)	$(96)	$(23)
Equity in earnings of unconsolidated affiliates	(113)	(177)	(117)
Asset dispositions and other (income) expense, net	137	75	290
Impairment and other charges (gains), net	1,010	(285)	(268)
Total	$974	$(483)	$(118)

McDonald's Corporation 2022 Annual Report 16

•Gains on sales of restaurant businesses
In 2022, gains on sales of restaurant businesses decreased primarily due to a lower number of restaurant sales in the U.S.
•Equity in earnings of unconsolidated affiliates
In 2022, equity in earnings of unconsolidated affiliates decreased due to lower equity in earnings from China as a result of the continued impact of COVID-19 related government restrictions, and lower equity in earnings from the International Operated Markets segment, primarily as a result of dissolving a restaurant joint partnership. Results also reflected lower equity in earnings from Japan, due to the Company's reduced ownership in McDonald's Japan when compared to 2021.
•Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net reflected higher asset write-offs, costs incurred to support the Company's business in Ukraine, and the comparison to a prior year gain on the strategic sale of restaurant properties. Results also reflected a gain as a result of an increase to fair value of an existing restaurant joint venture in connection with the buyout of a joint venture partner within the International Operated Markets segment.
•Impairment and other charges (gains), net
In 2022, impairment and other charges (gains), net reflected $1,281 million of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.
Results in 2021 reflected net pre-tax gains of $339 million, primarily related to the sale of McDonald's Japan stock. These results were partly offset by $54 million of pre-tax charges, primarily related to the sale of McD Tech Labs.

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2022	2021	2020	2022	2021	2022	2021
U.S.	$5,136	$4,755	$3,789	8%	25%	8%	25%
International Operated Markets	3,926	5,130	3,315	(23)	55	(13)	48
International Developmental Licensed Markets & Corporate	309	471	220	(34)	n/m	(5)	n/m
Total	$9,371	$10,356	$7,324	(10%)	41%	(3%)	38%

Operating margin	40.4%	44.6%	38.1%

Operating income reconciliation*

	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
Dollars in millions	2022	2021	2022	2022
GAAP operating income	$9,371	$10,356	(10%)	(3%)
Russia sale charge	1,281	—
Dynamic Yield sale gain	(271)	—
Japan stock sale gains	—	(339)
McD Tech Labs sale charge	—	54
Non-GAAP operating income	$10,381	$10,071	3%	10%

Non-GAAP operating margin	44.8%	43.4%

*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section above for details of the gains and charges in this table.
•Operating Income: Operating income decreased 10% (3% in constant currencies). Excluding the current year and prior year items in the table above, operating income increased 3% (10% in constant currencies) for 2022.

•U.S.: Operating income increased due to sales-driven growth in Franchised margins, partly offset by inflationary pressures on labor and commodities in Company-operated restaurant margins.

•International Operated Markets: Constant currency results reflected positive sales performance led by France, Germany, and the U.K. Results were partly offset by the impact of restaurant closures in Russia and Ukraine as well as inflationary pressures in Company-operated restaurant margins.

•International Developmental Licensed Markets & Corporate: Results reflected strong sales performance, primarily in Brazil and Japan, and higher Corporate general and administrative expenses.

McDonald's Corporation 2022 Annual Report 17

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

NON-GAAP OPERATING MARGIN PERCENT ROLL-FORWARD*

Non-GAAP	Increase	Decrease
*Refer to the Operating Income section on page 17 in this Form 10-K for details regarding operating margin percent for 2022.

McDonald's Corporation 2022 Annual Report 18

INTEREST EXPENSE
Interest expense increased 2% (4% in constant currencies) and decreased 3% (4% in constant currencies) in 2022 and 2021, respectively. Results in 2022 reflected higher average interest rates.

NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2022	2021	2020
Interest income	$(44)	$(9)	$(18)
Foreign currency and hedging activity	(134)	37	(3)
Other expense	517	14	(14)
Total	$339	$42	$(35)
In 2022, Interest income increased due to higher average interest rates.
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
In 2022, Other (income) expense, net included $537 million of nonoperating expense related to the settlement of a tax audit in France.

PROVISION FOR INCOME TAXES
In 2022 and 2021, the reported effective income tax rates were 21.1% and 17.3%, respectively.
Results for 2022 reflected the tax impact of $537 million of nonoperating expense related to the settlement of a tax audit in France. During the year, the Company finalized and settled certain tax examinations and remeasured other income tax reserves based on audit progression.
Results for 2021 included $364 million of income tax benefits due to a change in the U.K. statutory income tax rate. Excluding the income tax benefits and the tax impact of net gains, the effective income tax rate for the year was 21.1%.
Consolidated deferred tax assets, net of valuation allowance, was $6.1 billion in 2022 and $6.6 billion in 2021. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.

RECENTLY ISSUED ACCOUNTING STANDARDS
Recently issued accounting standards are included on page 41 of this Form 10-K.

CASH FLOWS
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.
Cash provided by operations totaled $7.4 billion in 2022, a decrease of $1.7 billion or 19%. Free cash flow was $5.5 billion in 2022, a decrease of $1.6 billion or 23%. The Company’s free cash flow conversion rate was 89% in 2022 and 94% in 2021. Cash provided by operations decreased in 2022 compared to 2021 primarily due to the settlement of a tax audit in France, changes in working capital, and the negative impact of foreign currency rates on operating results.
Cash used for investing activities totaled $2.7 billion in 2022, an increase of $512 million compared with 2021. The increase was primarily due to higher purchases of restaurant businesses, partly offset by proceeds from the sale of Dynamic Yield in 2022 and proceeds from the sale of McDonald’s Japan stock in 2021.
Cash used for financing activities totaled $6.6 billion in 2022, an increase of $1.0 billion compared with 2021. The increase was primarily due to increased treasury stock purchases, partly offset by increased net debt issuances.
The Company’s cash and equivalents balance was $2.6 billion and $4.7 billion at year end 2022 and 2021, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

McDonald's Corporation 2022 Annual Report 19

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2022, the Company opened 1,576 restaurants and closed 1,332 restaurants. In 2021, the Company opened 1,494 restaurants and closed 661 restaurants. The increase in closures in 2022 was primarily due to the closure of 855 restaurants as a result of the sale of the Company's business in Russia.
Systemwide restaurants at year end

	2022	2021	2020
U.S.	13,444	13,438	13,682
International Operated Markets	10,103	10,785	10,560
International Developmental Licensed Markets & Corporate	16,728	15,808	14,956
Total	40,275	40,031	39,198
RESTAURANTS BY OWNERSHIP TYPE

Franchised restaurants	Company-operated restaurants

Approximately 95% of the restaurants at year-end 2022 were franchised, including 95% in the U.S., 89% in International Operated Markets and 98% in the International Developmental Licensed Markets.
Capital expenditures decreased $141 million or 7% in 2022 due to lower reinvestment in existing restaurants, primarily as a result of the sale of the Company's business in Russia and temporary restaurant closures in Ukraine.

McDonald's Corporation 2022 Annual Report 20

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
As of December 31, 2022 and 2021, the Company owned approximately 57% and 55%, respectively, of the land and 80% of the buildings for restaurants in its consolidated markets.

SHARE REPURCHASES AND DIVIDENDS
In 2022, the Company returned approximately $8.1 billion to shareholders through a combination of dividends paid and shares repurchased.
Shares repurchased and dividends

In millions, except per share data	2022	2021	2020
Number of shares repurchased	15.8	3.4	4.3
Shares outstanding at year end	731	745	745
Dividends declared per share	$5.66	$5.25	$5.04
Treasury stock purchases (in Shareholders' equity)	$3,896	$846	$874
Dividends paid	4,168	3,919	3,753
Total returned to shareholders	$8,064	$4,765	$4,627
In December 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding stock, with no specified expiration date. In 2022, approximately 15.8 million shares were repurchased for $3.9 billion, bringing total purchases under the program to approximately 23.5 million shares or $5.6 billion.
The Company has paid dividends on its common stock for 47 consecutive years and has increased the dividend amount every year. The 2022 full year dividend of $5.66 per share reflects the quarterly dividend paid for each of the first three quarters of $1.38 per share, with an increase to $1.52 per share paid in the fourth quarter. This 10% increase in the quarterly dividend equates to a $6.08 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

McDonald's Corporation 2022 Annual Report 21

FINANCIAL POSITION AND CAPITAL RESOURCES
TOTAL ASSETS AND RETURN
Total assets decreased $3.4 billion or 6% in 2022, primarily due to a decrease in Cash and equivalents driven by lower cash from operations and increased treasury stock purchases, partly offset by increased net debt issuances. Net property and equipment decreased $0.9 billion in 2022, primarily due to the sale of the Company's business in Russia. Net property and equipment and the Lease right-of-use asset, net represented approximately 47% and approximately 25%, respectively, of total assets at year-end. Approximately 87% of total assets were in the U.S. and International Operated Markets at year-end 2022.
The Company’s after-tax ROIC from continuing operations is a metric that management believes measures capital-allocation effectiveness over time and was 22.6%, 21.5% and 14.9% as of December 31, 2022, 2021 and 2020, respectively. The increase from 2020 to 2021 was primarily due to improved operating results and recovery from the impact of COVID-19 as well as lower average debt balances compared to the prior year. Refer to the reconciliation in Exhibit 99.1 to this Form 10-K.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2022 totaled $35.9 billion, compared with $35.6 billion at December 31, 2021. The net increase in 2022 was due to net issuances of $1.2 billion, partly offset by the impact of changes in exchange rates on foreign currency denominated debt of $814 million.
Debt highlights(1)

	2022	2021	2020
Fixed-rate debt as a percent of total debt(2,3)	96%	95%	95%
Weighted-average annual interest rate of total debt(3)	3.5	3.2	3.2
Foreign currency-denominated debt as a percent of total debt(2)	36	36	36
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	120	115	126
Cash provided by operations as a percent of total debt(2)	20	26	17
(1)All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year. See reconciliation in Exhibit 99.1.
(2)Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See the Debt Financing footnote on page 55 of this Form 10-K.
(3)Includes the effect of interest rate swaps used to hedge debt.

Standard & Poor's and Moody's currently rate the Company’s commercial paper A-2 and P-2, respectively, and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. In December 2022, the Company's Board of Directors authorized $15 billion of borrowing capacity with no specified expiration date, all of which remained outstanding as of December 31, 2022. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company is authorized to issue up to $5 billion of commercial paper, and has $3.5 billion available under a committed line of credit agreement (see the Debt Financing footnote on page 55 of this Form 10-K). As of December 31, 2022, the Company's subsidiaries also had $267 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $13.0 billion and $12.8 billion for the years ended December 31, 2022 and 2021, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies footnote related to financial instruments and hedging activities on page 45 of this Form 10-K for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2022, the Company was required to post $78 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:

McDonald's Corporation 2022 Annual Report 22

Foreign currency net asset exposures

In millions of U.S. Dollars	2022	2021
British Pounds Sterling	$1,167	$1,293
Australian Dollars	884	855
Canadian Dollars	575	904
Polish Zloty	444	427
New Zealand Dollars	275	267
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2022 levels nor a 10% adverse change in foreign currency rates from 2022 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
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
The Company has significant operations outside the U.S. where it earns approximately 60% of its operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of its international operations.
Sources of Liquidity
The Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Minimum rent payments under franchise arrangements are based on the Company’s underlying investment in owned sites and parallel the Company’s underlying lease obligations and escalations on properties that are leased. The Company believes that control over the real estate enables it to achieve restaurant performance levels that are among the highest in the industry. Refer to the Franchise Arrangements footnote on page 49 of this Form 10-K for additional information on future gross minimum payments due to the Company under existing conventional franchise arrangements.
Additionally, the Company is authorized to utilize up to $15 billion of borrowing capacity in various forms by the Board of Directors, all of which remained outstanding as of December 31, 2022. The Company is also authorized to issue up to $5 billion of commercial paper, and has $3.5 billion available under a committed line of credit agreement. Refer to the Financing and Market Risk section on page 22 of this Form 10-K.
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. Refer to the Leasing Arrangements footnote on page 50 and the Debt Financing footnote on page 55 of this Form 10-K for more information.
The Company also records liabilities related to supplemental benefit plans maintained in the U.S. as well as liabilities for gross unrecognized tax benefits on certain tax positions. Details related to these obligations are provided in the Employee Benefit Plan footnote on page 54 and the Income Taxes footnote on page 52 of this Form 10-K.
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
Additionally, the Company has guaranteed certain loans totaling approximately $197 million at December 31, 2022. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of the System. At December 31, 2022, there was no carrying value for obligations under these guarantees in the Consolidated Balance Sheet.

McDonald's Corporation 2022 Annual Report 23

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
The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:
•Property and equipment
Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. Refer to the Property and Equipment section in the Summary of Significant Accounting Policies footnote on page 42 of this Form 10-K and the Property and Equipment footnote on page 49 of this Form 10-K for additional information.
•Leasing Arrangements
The Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company. The Company also uses an incremental borrowing rate in calculating the Lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. Refer to the Leasing section in the Summary of Significant Accounting Policies footnote on page 42 of this Form 10-K and the Leasing Arrangements footnote on page 50 of this Form 10-K for additional information.
•Long-lived assets impairment review
Long-lived assets (including goodwill) are reviewed for impairment annually. If qualitative indicators of impairment are present, such as changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends, the Company will use these and other factors in estimating future cash flows when testing for the recoverability of its long-lived assets. Estimates of future cash flows are highly subjective judgements based on the Company’s experience and knowledge of its operations. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, it may be required to record impairment charges. Refer to the Long-lived Assets and Goodwill sections in the Summary of Significant Accounting Policies footnote on page 43 of this Form 10-K for additional information.
•Litigation accruals
In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Refer to the Contingencies footnote on page 51 of this Form 10-K for additional information.
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
Refer to the Income Taxes section in the Summary of Significant Accounting Policies footnote on page 44 of this Form 10-K and the Income Taxes footnote on page 52 of this Form 10-K for additional information.

EFFECTS OF CHANGING PRICES — INFLATION
Broader inflationary pressures in the economy are expected to continue to impact the restaurant industry through supply chain, labor and energy cost challenges. The Company has demonstrated an ability to manage these inflationary cost increases effectively through its rapid inventory turnover, ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs.

McDonald's Corporation 2022 Annual Report 24

Other Key Information

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index ("S&P 500 Index") and to the DJIA companies for the five-year period ended December 31, 2022. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2017. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the DJIA Index, which is not weighted by market capitalization and may be composed of different companies during the period under consideration.

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
2017
2018
2019
2020
2021
2022
McDonald's Corporation
S&P 500 Index
Dow Jones Industrials

Company/Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
McDonald's Corporation	$100	$106	$121	$134	$171	$172
S&P 500 Index	$100	$96	$126	$149	$192	$157
Dow Jones Industrials	$100	$97	$121	$133	$161	$150
Source: S&P Capital IQ
McDonald's Corporation 2022 Annual Report 25

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2023 was estimated to be 4,300,000.
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through dividends and share repurchases. The Company has paid dividends on common stock for 47 consecutive years through 2022 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2022*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2022	1,685,076	241.61	1,685,076	$9,386,452,589
November 1-30, 2022	6,873	270.40	6,873	9,384,594,115
December 1-31, 2022	747	250.52	747	9,384,406,977
Total	1,692,696	241.74	1,692,696
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
McDonald's Corporation 2022 Annual Report 26

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
STRATEGY AND BRAND
If we do not successfully evolve and execute against our business strategies, we may not be able to drive business growth.
To drive Systemwide sales, operating income and free cash flow growth, our business strategies must be effective in maintaining and strengthening customer appeal and capturing additional market share. Whether these strategies are successful depends mainly on our System’s continued ability to:
•capitalize on our global scale, iconic brand and local market presence to build upon our historic strengths and competitive advantages, including by maximizing our marketing, committing to our core menu items, and doubling down on digital, delivery, drive thru and restaurant development;
•innovate and differentiate the McDonald’s experience, including by preparing and serving our food in a way that balances value and convenience to our customers with profitability;
•build upon our investments to transform and enhance the customer experience;
•run great restaurants by driving efficiencies and expanding capacities while continuing to prioritize health and safety;
•accelerate our existing strategies, including through growth opportunities ; and
•evolve and adjust our strategies in response to, among other things, changing consumer behavior, and other events impacting our results of operations and liquidity.
If we are delayed or unsuccessful in evolving or executing against our strategies, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
Failure to preserve the value and relevance of our brand could have an adverse impact on our financial results.
To continue to be successful in the future, we believe we must preserve, enhance and leverage the value and relevance of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions, which are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which continuously evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Our business could also be impacted by business incidents or practices, whether actual or perceived, particularly if they receive considerable publicity or result in litigation, as well as by our position or perceived lack of position on environmental, social responsibility, public policy, geopolitical and similar matters. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
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
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in reaching consumers in the way we intend. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels, including digital, allows us to reach consumers effectively, efficiently and in ways that are meaningful to them. If our advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
McDonald's Corporation 2022 Annual Report 27

Our investments to enhance the customer experience, including through technology, may not generate the expected results.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in restaurant development, technology, digital engagement and delivery in order to transform and enhance the customer experience. As part of these investments, we are continuing to place emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which efforts may not generate expected results. We also continue to expand and refine our delivery initiatives, including through integrating delivery and mobile ordering. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction, and may introduce additional food quality, food safety and customer satisfaction risks. If these customer experience initiatives are not successfully executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
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
Our success depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products in both domestic and international markets. We rely on a combination of trademarks, copyrights, service marks, trade secrets, patents and other intellectual property rights to protect our brand and branded products.
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
In addition, we cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that adversely affect the value of our intellectual property.
OPERATIONS
The global scope of our business subjects us to risks that could negatively affect our business.
We encounter differing cultural, regulatory, geopolitical and economic environments within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System’s success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets and brand perceptions. Planned initiatives may not have appeal across multiple markets with McDonald’s customers and could drive unanticipated changes in customer perceptions and market share.
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Such disruptions or volatility can also result from acts of war, terrorism or other hostilities. For example, the war between Russia and Ukraine has resulted in volatile and unpredictable conditions throughout the region, exacerbated volatile macroeconomic conditions and increased pressure on our supply chain and the availability and costs of commodities, including energy, which we expect to continue to impact our financial results. The broader impacts of the war and related sanctions, including on macroeconomic conditions, geopolitical tensions, consumer demand and the ability of us and our franchisees to operate in certain geographic areas, may also continue to have an adverse impact on our business and financial results.
While we may face challenges and uncertainties in any of the markets in which we operate, such challenges and uncertainties are often heightened in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption and social and ethnic unrest. In many cases, such challenges may be exacerbated by the lack of an independent and experienced judiciary and uncertainty in how local law is applied and enforced, including in areas most relevant to commercial transactions and foreign investment. An inability to manage effectively the risks associated with our international operations could adversely affect our business and financial results.

McDonald's Corporation 2022 Annual Report 28

Supply chain interruptions may increase costs or reduce revenues.
We depend on the effectiveness of our supply chain management to assure a reliable and sufficient supply of quality products on favorable terms. Although many of the products we sell are sourced from a wide variety of suppliers in countries around the world, certain products have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions and related price increases have in the past and may in the future adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, inflationary pressures, unexpected increases in demand, transportation-related issues, labor-related issues, technology-related issues, weather-related events, natural disasters, acts of war, terrorism or other hostilities, or other factors beyond the control of us or our suppliers or franchisees. Interruptions in our System’s supply chain or ineffective contingency planning can increase our costs and/or limit the availability of products critical to our System’s operations.
Our franchise business model presents a number of risks.
Our success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-operated restaurants. Our franchisees and developmental licensees manage their businesses independently and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. If franchisee sales trends worsen, or any of such risks materialize or intensify, our financial results could be negatively affected, which may be material.
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
Our success depends in part on our System’s ability to effectively attract, recruit, develop, motivate and retain qualified individuals to work in McDonald’s restaurants and to maintain appropriately-staffed restaurants in an intensely competitive labor market. We and our franchisees have experienced and may continue to experience challenges in adequately staffing certain McDonald’s restaurants, which can negatively impact operations, including speed of service to customers, and customer satisfaction levels. The System’s ability to meet its labor needs is generally subject to external factors, including the availability of sufficient workforce, unemployment levels and prevailing wages in the markets in which we operate.
Further, our System has experienced increased costs and competition associated with attracting, recruiting, developing, motivating and retaining qualified employees, as well as with promoting awareness of the opportunities of working at McDonald’s restaurants. We and our franchisees also continue to be impacted by increasingly complex U.S. and international laws and regulations affecting our respective workforces. These laws and regulations are increasingly focused on, and in certain cases impose requirements with respect to, employment matters such as wages and hours, healthcare, immigration, retirement and other employee benefits and workplace practices. Such laws and regulations can expose us and our franchisees to increased costs and other effects of compliance, including potential liability, and all such labor and compliance costs could have a negative impact on our Company-operated margins and franchisee profitability.
Our potential exposure to reputational and other harm regarding our workplace practices or conditions or those of our independent franchisees or suppliers, including those giving rise to claims of harassment or discrimination (or perceptions thereof) or workplace safety, could have a negative impact on consumer perceptions of us and our business. Additionally, economic action, such as boycotts, protests, work stoppages or campaigns by labor organizations, could adversely affect us (including our ability to attract, recruit, develop, motivate and retain talent) or our franchisees and suppliers, whose performance may have a significant impact on our results.
Effective succession planning is important to our continued success.
Effective succession planning for management is important to our long-term success. Failure to effectively attract, recruit, develop, motivate and retain qualified key personnel, or to execute smooth personnel transitions, could disrupt our business and adversely affect our results.
Food safety concerns may have an adverse effect on our business.
Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future, including in the supply chain, restaurants or delivery. Food safety is a top priority, and we dedicate substantial resources aimed at ensuring that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, occur within the food industry and our System from time to time and could occur in the future. Instances of food
McDonald's Corporation 2022 Annual Report 29

tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand, reputation and financial results.
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
We are increasingly reliant upon technology systems, such as point-of-sale, that support our business operations, including our digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our or our franchisees’ operations, or our customers’ experiences and perceptions.
Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by hackers. Certain of these technology systems contain personal, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, or the theft or unauthorized disclosure of such information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including criminal penalties or civil liabilities.
Despite the implementation of business continuity measures, any of these technology systems could become vulnerable to damage, disability or failures due to fire, power loss, telecommunications failure or other catastrophic events. Certain technology systems may also become vulnerable, unreliable or inefficient in cases where technology vendors limit or terminate product support and maintenance. Our increasing reliance on third-party systems also subjects us to risks faced by those third-party businesses, including operational, security and credit risks. If technology systems were to fail or otherwise be unavailable, or if business continuity or disaster recovery plans were not effective, and we were unable to recover in a timely manner, we could experience an interruption in our or our franchisees’ operations.
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
McDonald's Corporation 2022 Annual Report 30

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
In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as global and local business and economic conditions, operating costs, inflation, interest rate levels, competition, consumer and demographic trends and our restructuring activities. If our estimates or underlying assumptions change in the future, we may be required to record impairment charges. Any such changes could have a significant adverse effect on our reported results for the affected periods.
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
Health epidemics or pandemics could adversely affect our business and financial results.
Health epidemics or pandemics – such as the global outbreak of COVID-19 in early 2020 – have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets, all of which can adversely affect our business, financial results and outlook. Governmental responses to health epidemics or pandemics, including operational restrictions, can also affect the foregoing items and adversely affect our business and financial results. The duration and scope of a health epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. A health epidemic or pandemic may also heighten other risks disclosed in these Risk Factors, including, but not limited to, those related to the availability and costs of labor and commodities, supply chain interruptions, consumer behavior, and consumer perceptions of our brand and industry.
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
McDonald's Corporation 2022 Annual Report 31

A decrease in our credit ratings or an increase in our funding costs could adversely affect our profitability.
Our credit ratings may be negatively affected by our results of operations or changes in our debt levels. As a result, our interest expense, the availability of acceptable counterparties, our ability to obtain funding on favorable terms, our collateral requirements and our operating or financial flexibility could all be negatively affected, especially if lenders were to impose new operating or financial covenants.
Our operations may also be impacted by regulations affecting capital flows, financial markets or financial institutions, which can limit our ability to manage and deploy our liquidity or increase our funding costs. Any such events could have a material adverse effect on our business and financial condition.
The trading volatility and price of our common stock may be adversely affected by many factors.
Many factors affect the trading volatility and price of our common stock in addition to our operating results and prospects. These factors, many of which are beyond our control, include the following:
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
•the impact of our stock repurchase program or dividend rate; and
•the impact of corporate actions, including changes to our corporate structure, and market and third-party perceptions and assessments of such actions, including those we may take from time to time as we implement our business strategies in light of changing business, legal and tax considerations
Our business is subject to an increasing focus on ESG matters.
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
The standards we set for ourselves regarding ESG matters, and our ability to meet such standards, may also impact our business. For example, we are working to manage risks and costs to our System related to climate change, greenhouse gases, and diminishing energy and water resources, and we have announced initiatives relating to, among other things, climate action, sustainability, responsible sourcing and increasing diverse representation across our System. We have faced increased scrutiny related to reporting on and achieving these initiatives, as well as continued public focus on similar matters, such as packaging and waste, animal health and welfare, deforestation and land use. We have also experienced increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. Moreover, addressing ESG matters requires Systemwide coordination and alignment, and the standards by which certain ESG matters are measured are evolving and subject to assumptions that could change over time.
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

McDonald's Corporation 2022 Annual Report 32

LEGAL PROCEEDINGS
The Company has pending a number of claims and lawsuits that have been filed in various jurisdictions. These claims and lawsuits cover a broad variety of allegations spanning the Company’s business. The following is a brief description of the more significant types of such claims and lawsuits. In addition, the Company is subject to various laws and regulations that impact its business, as discussed under “Government Regulations” below. While the Company does not believe that any such claims, lawsuits, laws or regulations will have a material adverse effect on its financial condition or results of operations, unfavorable rulings could occur. Were an unfavorable ruling to occur, it could result in a material adverse impact on the Company’s net income for the period in which it occurs and/or future periods.
•Franchising
Most McDonald’s restaurants are franchised to independent owner/operators and developmental licensees under contractual arrangements with the Company. In the course of the franchise relationship, occasional disputes arise between the Company and its current or former franchisees relating to a broad range of subjects, including, but not limited to, quality, service, cleanliness, menu pricing, alleged discrimination, delinquent payments of rents and fees, and franchise grants, renewals and terminations. Occasional disputes also arise between the Company and individuals or entities who claim they should be (or should have been) granted a franchise or who challenge the legal distinction between the Company and its franchisees for employment law purposes.
•Suppliers
The Company and its affiliates and subsidiaries generally do not supply food, paper or related items to any McDonald’s restaurants. The Company relies upon numerous independent suppliers, including service providers, that are required to meet and maintain the Company’s high standards and specifications. Occasional disputes arise between the Company and its current or former suppliers relating to, for example, compliance with product specifications and the Company’s business relationship with suppliers. Occasional disputes also arise between the Company and individuals or entities who claim they should be (or should have been) granted the opportunity to supply products or services to the Company or its restaurants.
•Employees
Hundreds of thousands of people are employed by the Company and in restaurants owned and operated by its subsidiaries. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, occasional disputes arise relating to hiring, termination, promotion and pay practices, including, but not limited to, wage and hour disputes, alleged discrimination and compliance with labor and employment laws.
•Customers
McDonald’s restaurants – whether owned by subsidiaries of the Company, independent owner/operators or developmental licensees – regularly serve a broad segment of the public around the world. In so doing, disputes occasionally arise relating to products, service, incidents, pricing, advertising, disclosures (including relating to nutrition) and other matters common to an extensive restaurant business such as that of the Company.
•Intellectual Property
The Company has registered trademarks, service marks, patents and copyrights, some of which it considers to be of material importance to its business. From time to time, the Company may become involved in litigation to protect its intellectual property and defend against the alleged use of third-party intellectual property.
•Government Regulations
National and local governments have adopted laws and regulations relating to various aspects of the restaurant business, including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation. The Company is occasionally involved in litigation or other proceedings regarding these matters. While the Company strives to comply with all applicable existing statutory and administrative requirements, it cannot predict the effect on its operations of these matters or the issuance or enactment of any future additional requirements.

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
Additional information about the Company’s properties is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 8 of this Form 10-K and in the Financial Statements and Supplementary Data section beginning on page 35 of this Form 10-K.

McDonald's Corporation 2022 Annual Report 33

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of the Company as of the date of this filing:
Jonathan Banner, 55, is Executive Vice President – Global Chief Impact Officer, a position he has held since September 2022. Prior to joining the Company, Mr. Banner served as Executive Vice President, Communications for PepsiCo, Inc., a food and beverage company, from 2014 to August 2022.
Ian Borden, 54, is Executive Vice President and Chief Financial Officer, a position he has held since September 2022. Prior to that, Mr. Borden served as President, International, from January 2020 to August 2022, as President – International Developmental Licensed Markets from January 2019 to December 2019 and as President – Foundational Markets from 2015 to December 2018. Mr. Borden has served the Company for 28 years.
Heidi Capozzi, 53, is Executive Vice President – Global Chief People Officer, a position she has held since April 2020. Prior to joining the Company, Ms. Capozzi served as Senior Vice President of Human Resources for The Boeing Company, a manufacturer of commercial jetliners and defense, space and security systems, from 2016 to April 2020.
Joseph Erlinger, 49, is President, McDonald's USA, a position he has held since November 2019. Prior to that, Mr. Erlinger served as President – International Operated Markets from January 2019 to October 2019 and as President – High Growth Markets from September 2016 to December 2018. From 2015 to January 2017, Mr. Erlinger served as Vice President and Chief Financial Officer – High Growth Markets (serving in dual roles from September 2016 to January 2017). Mr. Erlinger has served the Company for 20 years.
Morgan Flatley, 48, is Executive Vice President - Global Chief Marketing Officer and New Business Ventures, a position she has held since February 2023. Prior to that, Ms. Flatley served as Senior Vice President - Global Chief Marketing Officer from November 2021 to January 2023 and as Vice President - Chief Marketing and Digital Customer Experience Officer from 2017 to November 2021. Prior to joining the Company, Ms. Flatley served as Senior Vice President, Chief Marketing Officer, Nutrition for PepsiCo, Inc., a food and beverage company, from 2016 to 2017.
Marion Gross, 62, is Executive Vice President – Global Chief Supply Chain Officer, a position she has held since September 2022. Prior to that, Ms. Gross served as Senior Vice President – Chief Supply Chain Officer, North America from 2013 to August 2022. Ms. Gross has served the Company for nearly 30 years.
Catherine Hoovel, 52, is Senior Vice President – Corporate Controller, a position she has held since July 2021. Prior to that, Ms. Hoovel served as Vice President – Chief Accounting Officer from 2016 to July 2021 and as Controller for the McDonald's restaurants owned and operated by McDonald's USA from 2014 to 2016. Ms. Hoovel has served the Company for 26 years.
Christopher Kempczinski, 54, is President and Chief Executive Officer, a position he has held since November 2019. Prior to that, Mr. Kempczinski served as President, McDonald’s USA from 2016 to October 2019 and as Executive Vice President – Strategy, Business Development and Innovation from 2015 to 2016. Mr. Kempczinski joined the Company from The Kraft Heinz Company, a packaged food company, where he most recently served as Executive Vice President of Growth Initiatives and President of Kraft International from 2014 to 2015. Mr. Kempczinski has served the Company for seven years.
Jill McDonald, 58, is Executive Vice President and President, International Operated Markets, a position she has held since September 2022. Prior to re-joining the Company, Ms. McDonald served as Chief Executive Officer for Costa Coffee, a beverage company, from December 2019 to July 2022, as Managing Director, Clothing, Home & Beauty for Marks and Spencer Group plc, a multinational clothing and home products retailer, from 2017 to July 2019, and as Chief Executive Officer for Halfords Group plc, an automotive and cycling products and services provider, from 2015 to 2017. Ms. McDonald previously worked at the Company from 2006 to 2015.
Kevin Ozan, 59, is Senior Executive Vice President, Strategic Initiatives, a position he has held since September 2022. Prior to that, Mr. Ozan served as Executive Vice President and Chief Financial Officer from 2015 to August 2022 and as Senior Vice President – Controller from 2008 to 2015. Mr. Ozan has served the Company for 25 years.
Desiree Ralls-Morrison, 56, is Executive Vice President, Chief Legal Officer and Corporate Secretary, a position she has held since April 2021. Prior to joining the Company, Ms. Ralls-Morrison served as Senior Vice President, General Counsel and Corporate Secretary for Boston Scientific Corporation, a medical device manufacturer, from 2017 to April 2021 and as Senior Vice President, General Counsel and Corporate Secretary for Boehringer Ingelheim USA Corporation, a pharmaceutical company, from 2013 to 2017.
Brian Rice, 59, is Executive Vice President – Global Chief Information Officer, a position he has held since August 2022. Prior to joining the Company, Mr. Rice served as Executive Vice President, Chief Information Officer and Global Business Services for Cardinal Health, Inc., a healthcare services company, from February 2019 to August 2022, and as Senior Vice President, Chief Information Officer and Global Business Services for the Kellogg Company, a food manufacturing company, from 2009 to February 2019.
Jo Sempels, 56, is Senior Vice President and President, International Developmental Licensed Markets, a position he has held since September 2022. Prior to that, Mr. Sempels served as Senior Vice President - International Developmental Licensed Markets from December 2019 to August 2022, as Vice President, Business Unit Lead International Developmental Licensed Markets Europe from January 2019 to December 2019 and as Vice President - Foundational Markets Europe from 2015 to December 2018. Mr. Sempels has served the Company for over 30 years.
Manu Steijaert, 52, is Executive Vice President – Chief Customer Officer, a position he has held since August 2021. Prior to that, Mr. Steijaert served as Vice President, International Operated Markets from January 2019 to July 2021 and as Managing Director, Netherlands from 2015 to January 2019. Mr. Steijaert has served the Company for 20 years.

McDonald's Corporation 2022 Annual Report 34

AVAILABILITY OF COMPANY INFORMATION
The Company is subject to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and therefore files periodic reports, proxy statements and other information with the SEC. Such information may be obtained by visiting the SEC's website at www.sec.gov.
The Company also uses its investor website at www.investor.mcdonalds.com as a primary channel for disclosing key information to its investors, some of which may contain material and previously non-public information. The Company makes available on such website, free of charge, copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing or furnishing such material to the SEC. Copies of such information and reports are also available free of charge by calling (800) 228-9623.
The Company also posts the following documents on the “Corporate Governance” section of its investor website: the Company’s Corporate Governance Principles; the charters for each standing committee of the Company's Board of Directors, including the Audit & Finance Committee, Compensation Committee, Governance Committee, Public Policy & Strategy Committee, and Sustainability & Corporate Responsibility Committee; the Code of Conduct for the Company’s Board of Directors; and the Company’s Standards of Business Conduct, which applies to all officers and employees. Copies of these documents are also available free of charge by calling (800) 228-9623. The Company intends to satisfy the disclosure requirements regarding any applicable amendment to, or waiver from, a provision of its Standards of Business Conduct by disclosing such information at the website address specified above.
The websites included in this Form 10-K, including those of the Company and the SEC, are provided for convenience only. Information contained on or accessible through such websites is not incorporated herein and does not constitute a part of this Form 10-K or the Company's other filings with the SEC.

McDonald's Corporation 2022 Annual Report 35

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2022	2021	2020
REVENUES
Sales by Company-operated restaurants	$8,748.4	$9,787.4	$8,139.2
Revenues from franchised restaurants	14,105.8	13,085.4	10,726.1
Other revenues	328.4	350.1	342.5
Total revenues	23,182.6	23,222.9	19,207.8
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	2,737.3	3,096.8	2,564.2
Payroll & employee benefits	2,617.4	2,677.2	2,416.4
Occupancy & other operating expenses	2,026.2	2,273.3	2,000.6
Franchised restaurants-occupancy expenses	2,349.7	2,335.0	2,207.5
Other restaurant expenses	244.8	260.4	267.0
Selling, general & administrative expenses
Depreciation and amortization	370.4	329.7	300.6
Other	2,492.2	2,377.8	2,245.0
Other operating (income) expense, net	973.6	(483.3)	(117.5)
Total operating costs and expenses	13,811.6	12,866.9	11,883.8
Operating income	9,371.0	10,356.0	7,324.0
Interest expense-net of capitalized interest of $9.5, $6.8 and $6.0	1,207.0	1,185.8	1,218.1
Nonoperating (income) expense, net	338.6	42.3	(34.8)
Income before provision for income taxes	7,825.4	9,127.9	6,140.7
Provision for income taxes	1,648.0	1,582.7	1,410.2
Net income	$6,177.4	$7,545.2	$4,730.5
Earnings per common share–basic	$8.39	$10.11	$6.35
Earnings per common share–diluted	$8.33	$10.04	$6.31
Dividends declared per common share	$5.66	$5.25	$5.04
Weighted-average shares outstanding–basic	736.5	746.3	744.6
Weighted-average shares outstanding–diluted	741.3	751.8	750.1
See Notes to consolidated financial statements.
McDonald's Corporation 2022 Annual Report 36

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2022	2021	2020
Net income	$6,177.4	$7,545.2	$4,730.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(354.1)	(216.2)	46.0
Reclassification of (gain) loss to net income	504.4	34.7	17.1
Foreign currency translation adjustments-net of tax benefit (expense) of $(207.6), $(186.5), and $204.8	150.3	(181.5)	63.1
Cash flow hedges:
Gain (loss) recognized in AOCI	160.3	57.6	(129.1)
Reclassification of (gain) loss to net income	(104.8)	28.9	5.8
Cash flow hedges-net of tax benefit (expense) of $(16.0), $(24.9), and $36.6	55.5	86.5	(123.3)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(118.7)	108.1	(43.5)
Reclassification of (gain) loss to net income	—	—	(0.4)
Defined benefit pension plans-net of tax benefit (expense) of $43.2, $(36.6), and $9.3	(118.7)	108.1	(43.9)

Total other comprehensive income (loss), net of tax	87.1	13.1	(104.1)

Comprehensive income	$6,264.5	$7,558.3	$4,626.4

See Notes to consolidated financial statements.
McDonald's Corporation 2022 Annual Report 37

Consolidated Balance Sheet

In millions, except per share data	December 31, 2022	2021
ASSETS
Current assets
Cash and equivalents	$2,583.8	$4,709.2
Accounts and notes receivable	2,115.0	1,872.4
Inventories, at cost, not in excess of market	52.0	55.6
Prepaid expenses and other current assets	673.4	511.3
Total current assets	5,424.2	7,148.5
Other assets
Investments in and advances to affiliates	1,064.5	1,201.2
Goodwill	2,900.4	2,782.5
Miscellaneous	4,707.2	4,449.5
Total other assets	8,672.1	8,433.2
Lease right-of-use asset, net	12,565.7	13,552.0
Property and equipment
Property and equipment, at cost	41,037.6	41,916.6
Accumulated depreciation and amortization	(17,264.0)	(17,196.0)
Net property and equipment	23,773.6	24,720.6
Total assets	$50,435.6	$53,854.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$980.2	$1,006.8
Lease liability	661.1	705.5
Income taxes	274.9	360.7
Other taxes	255.1	236.7
Accrued interest	393.4	363.3
Accrued payroll and other liabilities	1,237.4	1,347.0
Total current liabilities	3,802.1	4,020.0
Long-term debt	35,903.5	35,622.7
Long-term lease liability	12,134.4	13,020.9
Long-term income taxes	791.9	1,896.8
Deferred revenues - initial franchise fees	757.8	738.3
Other long-term liabilities	1,051.8	1,081.0
Deferred income taxes	1,997.5	2,075.6
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,547.1	8,231.6
Retained earnings	59,543.9	57,534.7
Accumulated other comprehensive income (loss)	(2,486.6)	(2,573.7)
Common stock in treasury, at cost; 929.3 and 915.8 million shares	(71,624.4)	(67,810.2)
Total shareholders’ equity (deficit)	(6,003.4)	(4,601.0)
Total liabilities and shareholders’ equity (deficit)	$50,435.6	$53,854.3
See Notes to consolidated financial statements.
McDonald's Corporation 2022 Annual Report 38

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2022	2021	2020
Operating activities
Net income	$6,177.4	$7,545.2	$4,730.5
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,870.6	1,868.1	1,751.4
Deferred income taxes	(345.7)	(428.3)	6.4
Share-based compensation	166.7	139.2	92.4
Net (gain) loss on sale of restaurant and other businesses	732.7	(97.8)	(28.2)
Other	(570.4)	(339.1)	(75.2)
Changes in working capital items:
Accounts receivable	(264.1)	309.9	(6.8)
Inventories, prepaid expenses and other current assets	5.6	(62.2)	(68.6)
Accounts payable	31.3	225.0	(137.5)
Income taxes	(546.7)	(302.5)	(43.6)
Other accrued liabilities	129.3	284.0	44.4
Cash provided by operations	7,386.7	9,141.5	6,265.2
Investing activities
Capital expenditures	(1,899.2)	(2,040.0)	(1,640.8)
Purchases of restaurant businesses	(807.0)	(374.2)	(66.1)
Sales of restaurant and other businesses	445.9	196.2	76.3
Sales of property	38.9	106.2	27.4
Other	(456.7)	(53.9)	57.4
Cash used for investing activities	(2,678.1)	(2,165.7)	(1,545.8)
Financing activities
Net short-term borrowings	25.5	15.1	(893.1)
Long-term financing issuances	3,374.5	1,154.4	5,543.0
Long-term financing repayments	(2,202.4)	(2,240.0)	(2,411.7)
Treasury stock purchases	(3,896.0)	(845.5)	(907.8)
Common stock dividends	(4,168.2)	(3,918.6)	(3,752.9)
Proceeds from stock option exercises	248.2	285.7	295.5
Other	38.2	(46.7)	(122.0)
Cash used for financing activities	(6,580.2)	(5,595.6)	(2,249.0)
Effect of exchange rates on cash and equivalents	(253.8)	(120.1)	80.2
Cash and equivalents increase (decrease)	(2,125.4)	1,260.1	2,550.6
Cash and equivalents at beginning of year	4,709.2	3,449.1	898.5
Cash and equivalents at end of year	$2,583.8	$4,709.2	$3,449.1
Supplemental cash flow disclosures
Interest paid	$1,183.5	$1,197.3	$1,136.0
Income taxes paid	3,023.5	2,403.9	1,441.9
See Notes to consolidated financial statements.

McDonald's Corporation 2022 Annual Report 39

Consolidated Statement of Shareholders’ Equity

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2019	1,660.6	16.6	7,653.9	52,930.5	(243.7)	12.0	(2,251.0)	(914.3)	(66,328.6)	(8,210.3)
Net income				4,730.5						4,730.5
Other comprehensive income (loss), net of tax					(43.9)	(123.3)	63.1			(104.1)
Comprehensive income										4,626.4
Common stock cash dividends ($5.04 per share)				(3,752.9)						(3,752.9)
Treasury stock purchases								(4.3)	(874.1)	(874.1)
Share-based compensation			92.4							92.4
Stock option exercises and other			157.3					3.4	136.3	293.6
Balance at December 31, 2020	1,660.6	16.6	7,903.6	53,908.1	(287.6)	(111.3)	(2,187.9)	(915.2)	(67,066.4)	(7,824.9)
Net income				7,545.2						7,545.2
Other comprehensive income (loss), net of tax					108.1	86.5	(181.5)			13.1
Comprehensive income										7,558.3
Common stock cash dividends ($5.25 per share)				(3,918.6)						(3,918.6)
Treasury stock purchases								(3.4)	(845.5)	(845.5)
Share-based compensation			139.2							139.2
Stock option exercises and other			188.8					2.8	101.7	290.5
Balance at December 31, 2021	1,660.6	16.6	8,231.6	57,534.7	(179.5)	(24.8)	(2,369.4)	(915.8)	(67,810.2)	(4,601.0)
Net income				6,177.4						6,177.4
Other comprehensive income (loss), net of tax					(118.7)	55.5	150.3			87.1
Comprehensive income										6,264.5
Common stock cash dividends ($5.66 per share)				(4,168.2)						(4,168.2)
Treasury stock purchases								(15.8)	(3,896.0)	(3,896.0)
Share-based compensation			166.7							166.7
Stock option exercises and other			148.8					2.3	81.8	230.6
Balance at December 31, 2022	1,660.6	$16.6	$8,547.1	$59,543.9	$(298.2)	$30.7	$(2,219.1)	(929.3)	$(71,624.4)	$(6,003.4)
See Notes to consolidated financial statements.

McDonald's Corporation 2022 Annual Report 40

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2022	2021	2020
Conventional franchised	21,720	21,607	21,712
Developmental licensed	8,229	7,913	7,663
Foreign affiliated	8,220	7,775	7,146
Total Franchised	38,169	37,295	36,521
Company-operated	2,106	2,736	2,677
Total Systemwide restaurants	40,275	40,031	39,198
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

Reference Rate Reform
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting" (“ASU 2020-04”). The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate and other interbank offered rates to alternative reference rates. The guidance was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

McDonald's Corporation 2022 Annual Report 41

REVENUE RECOGNITION
The Company's revenues consist of sales by Company-operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand and third-party revenues for the Dynamic Yield business, for periods prior to its sale on April 1, 2022.
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
The Company provides goods or services related to various technology platforms to certain franchisees that are distinct from the franchise agreement because they do not require integration with other goods or services that the Company provides. The Company has determined that it is the principal in these arrangements. Accordingly, the related revenue is presented on a gross basis on the Consolidated Statement of Income. These revenues are recognized as the goods or services are transferred to the franchisee, and related expenses are recognized as incurred. Brand licensing arrangement revenues are based on a percent of sales and are recognized at the time the underlying sales occur. For periods prior to April 1, 2022, Dynamic Yield third party revenues were generated from providing software as a service solutions to customers and were recognized over the applicable subscription period as the service was performed.
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
Refer to the Property and Equipment footnote on page 49 of this Form 10-K for additional information.
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
In 2020, the Company elected the practical expedient to account for COVID-19 related rent concessions as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. This was elected for the Company’s entire lessee and lessor portfolio for any rent deferrals or rent abatements. For the lessee portfolio, the Company elected not to remeasure the Lease right- of-use asset and Lease liability if a rent deferral or a rent abatement was granted. Refer to the Leasing Arrangements footnote on page 50 of this Form 10-K for additional information on the Lease right-of-use asset and Lease liability.
Rental income includes both minimum rent payments and variable rent payments based on a percent of sales.
Refer to the Franchise Arrangements footnote on page 49 of this Form 10-K for additional information on deferred collections of rental income as well as royalties.

McDonald's Corporation 2022 Annual Report 42

CAPITALIZED SOFTWARE
Capitalized software is stated at cost and amortized using the straight-line method over the estimated useful life of the software, which primarily ranges from 2 to 10 years. Customer facing software is typically amortized over a shorter useful life, while back office and Corporate systems may have a longer useful life. Capitalized software less accumulated amortization is recorded within Miscellaneous other assets on the Consolidated Balance Sheet and was (in millions): 2022-$864.3; 2021-$795.0; 2020-$691.2.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists, which occurs more regularly throughout the year, such as when new software may be ready for its intended use. The Company did not identify any indicators of material impairment of capitalized software for the years ended December 31, 2022 and 2021. Results for 2020 reflected write-offs of impaired software of $26.3 million.
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
GOODWILL
Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurants and other businesses, and it is generally assigned to the reporting unit (defined as each individual market) expected to benefit from the synergies of the combination. The Company's goodwill primarily results from purchases of McDonald's restaurants from franchisees or transactions in which the Company obtains a controlling interest in subsidiaries or affiliates. When purchasing restaurants from a franchisee, the Company generally uses a discounted cash flow methodology (Level 3 inputs within the valuation hierarchy), which determines the fair value of restaurants acquired based on their expected profitability and cash flows. During 2022, the Company acquired restaurants from franchisees in order to expand its Company-operated restaurant footprint in key growth areas and to support key strategic franchising initiatives. In conjunction with these purchases, the Company recorded approximately $75 million of net tangible assets, $525 million of identifiable intangible assets (primarily consisting of reacquired franchise rights) and $190 million of goodwill. These acquisitions did not have a material impact on the amount of recorded revenues or net income of the Company. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a Company-operated restaurant is sold beyond 24 months months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit.
The following table presents the 2022 activity in goodwill by segment:

In millions	U.S.	International Operated Markets	International Developmental Licensed Markets & Corporate	Consolidated
Balance at December 31, 2021	$1,673.4	$1,109.1	$—	$2,782.5
Net restaurant purchases (sales)	141.8	47.0	—	188.8
Currency translation	—	(70.9)	—	(70.9)
Balance at December 31, 2022	$1,815.2	$1,085.2	$—	$2,900.4
The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. In the current period, the Company performed a qualitative assessment and did not identify any indicators of impairment. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Goodwill on the Consolidated Balance Sheet reflects accumulated impairment losses of $14.5 million as of December 31, 2022 and 2021.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives based upon a percent of sales, and were (in millions): 2022–$334.5; 2021–$377.6; 2020–$325.5. The decrease in 2022 is primarily due to lower sales in the International Operated Markets as a result of the sale of the Company's business in Russia and the temporary restaurant closures in Ukraine.
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
McDonald's Corporation 2022 Annual Report 43

Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses are included in Selling, general & administrative expenses and were (in millions): 2022–$63.8; 2021–$82.9; 2020–$329.2. Results for 2020 included about $175 million of incremental marketing contributions by the Company to the System's advertising cooperative arrangements across the U.S. and International Operated Markets, as well as higher investments in brand communications.
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
Refer to the Income Taxes footnote on page 52 of this Form 10-K for additional information.
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

December 31, 2022
In millions	Level 1 (1)	Level 2	Total Carrying Value
Derivative assets	$200.5	$82.0	$282.5
Derivative liabilities		$(141.7)	$(141.7)

December 31, 2021
In millions	Level 1 (1)	Level 2	Total Carrying Value
Derivative assets	$209.8	$79.8	$289.6
Derivative liabilities		$(7.9)	$(7.9)
(1)    Level 1 is comprised of derivatives that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.
McDonald's Corporation 2022 Annual Report 44

▪Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the years ended December 31, 2022 and 2021, the Company did not record any material fair value adjustments to long-lived assets (including goodwill).
▪Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2022, the fair value of the Company’s debt obligations was estimated at $33.5 billion, compared to a carrying amount of $35.9 billion. The fair value was based on quoted market prices, Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.
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
The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2022 and 2021:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2022	2021	Balance Sheet Classification	2022	2021
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$53.3	$42.4	Accrued payroll and other liabilities	$(17.9)	$(3.3)
Interest rate	Prepaid expenses and other current assets	—	$0.3	Accrued payroll and other liabilities	—	—
Foreign currency	Miscellaneous other assets	28.7	28.0	Other long-term liabilities	(30.7)	(0.5)
Interest rate	Miscellaneous other assets	—	8.6	Other long-term liabilities	(91.5)	(4.1)
Total derivatives designated as hedging instruments		$82.0	$79.3		$(140.1)	$(7.9)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$200.5	$9.5	Accrued payroll and other liabilities	$(1.6)	$—
Foreign currency	Prepaid expenses and other current assets	—	0.5	Accrued payroll and other liabilities	—	—
Equity	Miscellaneous other assets	—	200.3
Total derivatives not designated as hedging instruments		$200.5	$210.3		$(1.6)	$—
Total derivatives		$282.5	$289.6		$(141.7)	$(7.9)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2022 and 2021, respectively:
McDonald's Corporation 2022 Annual Report 45

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2022	2021	2022	2021	2022	2021
Foreign currency	Nonoperating income/expense	$122.5	$74.2	$137.8	$(30.9)
Interest rate	Interest expense	83.9	—	(2.9)	(6.3)
Cash flow hedges		$206.4	$74.2	$134.9	$(37.2)

Foreign currency denominated debt	Nonoperating income/expense	$902.8	$725.8		47.1
Foreign currency derivatives	Nonoperating income/expense	(12.0)	40.2
Foreign currency derivatives(1)	Interest expense					$11.2	$14.7
Net investment hedges		$890.8	$766.0		$47.1	$11.2	$14.7

Foreign currency	Nonoperating income/expense					$9.3	$9.4
Equity	Selling, general & administrative expenses					(9.3)	99.3
Equity	Other operating income/ expense, net					—	(11.3)
Undesignated derivatives						$—	$97.4
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2022, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.2 billion, which included a decrease of $91.5 million of cumulative hedging adjustments. For the year ended December 31, 2022, the Company recognized a $96.3 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2022, the Company had derivatives outstanding with an equivalent notional amount of $1.5 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at December 31, 2022, the $30.7 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third party and intercompany) as well as foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2022, $12.2 billion of the Company's third party foreign currency denominated debt, $679 million of intercompany foreign currency denominated debt, and $585 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2022 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in the financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2022, the Company was required to post $78 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
McDonald's Corporation 2022 Annual Report 46

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
Refer to the Share-based Compensation footnote on page 56 of this Form 10-K for additional information.

PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2022–4.8; 2021–5.5; 2020–5.5. Share-based compensation awards that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2022–1.5; 2021–2.2; 2020–1.8.

CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2022, Cash and equivalents was $2.6 billion of which $1.8 billion consisted of certificates of deposit.

McDonald's Corporation 2022 Annual Report 47

Segment and Geographic Information

McDonald’s operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company’s largest market. The segment is 95% franchised as of December 31, 2022.
•International Operated Markets - comprised of markets, or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Spain and the U.K. The segment is 89% franchised as of December 31, 2022.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported in this segment. The segment is 98% franchised as of December 31, 2022.
In December 2021 and April 2022, the Company completed the divestitures of Apprente (McD Tech Labs) and Dynamic Yield, respectively. Additionally, in June 2022, the Company sold its business in Russia. Prior to their respective dates of sale, financial performance relating to Dynamic Yield and McD Tech Labs is reflected within the International Developmental Licensed Markets & Corporate segment and financial performance relating to Russia is reflected in the International Operated Markets segment.
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

In millions	2022	2021	2020
U.S.	$9,588.4	$8,865.0	$7,828.5
International Operated Markets	11,297.0	12,219.8	9,570.7
International Developmental Licensed Markets & Corporate	2,297.2	2,138.1	1,808.6
Total revenues	$23,182.6	$23,222.9	$19,207.8
U.S.	$5,136.4	$4,754.7	$3,789.1
International Operated Markets	3,926.0	5,130.6	3,315.1
International Developmental Licensed Markets & Corporate	308.6	470.7	219.8
Total operating income	$9,371.0	$10,356.0	$7,324.0
U.S.	$21,793.0	$21,280.3	$21,010.0
International Operated Markets	21,979.3	24,186.1	24,744.0
International Developmental Licensed Markets & Corporate	6,663.3	8,387.9	6,872.8
Total assets	$50,435.6	$53,854.3	$52,626.8
U.S.	$860.0	$940.7	$890.4
International Operated Markets	1,015.2	1,050.6	731.5
International Developmental Licensed Markets & Corporate	24.0	48.7	18.9
Total capital expenditures	$1,899.2	$2,040.0	$1,640.8
U.S.	$912.4	$840.7	$813.8
International Operated Markets	640.6	726.4	678.5
International Developmental Licensed Markets & Corporate	317.6	301.0	259.1
Total depreciation and amortization	$1,870.6	$1,868.1	$1,751.4
Total long-lived assets, primarily property and equipment and the Company's Lease right-of-use asset, were (in millions)–Consolidated: 2022–$37,403.0; 2021–$39,267.0; U.S. based: 2022–$19,416.3; 2021–$19,600.1.

McDonald's Corporation 2022 Annual Report 48

Property and Equipment

Net property and equipment consisted of:

In millions	'December 31, 2022	2021
Land	$6,686.3	$6,487.6
Buildings and improvements on owned land	18,934.2	18,666.0
Buildings and improvements on leased land	12,492.0	13,283.3
Equipment, signs and seating	2,498.6	3,032.0
Other	426.5	447.7
Property and equipment, at cost	41,037.6	41,916.6
Accumulated depreciation and amortization	(17,264.0)	(17,196.0)
Net property and equipment	$23,773.6	$24,720.6
Depreciation and amortization expense for property and equipment was (in millions): 2022–$1,454.0; 2021–$1,530.7; 2020–$1,469.4. The decrease in both Buildings and improvements on leased land and Equipment, signs and seating from 2021 to 2022 was primarily driven by the Company's sale of the business in Russia.

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
Revenues from franchised restaurants consisted of:

In millions	2022	2021	2020
Rents	$9,045.7	$8,381.1	$6,844.7
Royalties	5,005.6	4,645.1	3,831.5
Initial fees	54.5	59.2	49.9
Revenues from franchised restaurants	$14,105.8	$13,085.4	$10,726.1
As rent and royalties are based upon a percent of sales, government restrictions as a result of COVID-19 had a more significant negative impact on revenues in 2020. The Company granted the deferrals of cash collection for certain rent and royalties earned from franchisees in substantially all markets primarily in the first half of 2020. In total, the Company deferred collection of approximately $1 billion and has collected all of these deferrals as of December 31, 2022.
Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2023	$1,512.5	$1,458.0	$2,970.5
2024	1,471.5	1,394.8	2,866.3
2025	1,425.9	1,332.1	2,758.0
2026	1,375.0	1,275.5	2,650.5
2027	1,328.2	1,218.9	2,547.1
Thereafter	9,533.6	8,454.3	17,987.9
Total minimum payments	$16,646.7	$15,133.6	$31,780.3
At December 31, 2022, net property and equipment under franchise arrangements totaled $20.2 billion (including land of $5.9 billion) after deducting accumulated depreciation and amortization of $14.3 billion.
McDonald's Corporation 2022 Annual Report 49

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
The following table provides detail of rent expense:

In millions	2022	2021	2020
Restaurants	$1,416.4	$1,486.3	$1,399.5
Other	59.7	74.0	79.8
Total rent expense	$1,476.1	$1,560.3	$1,479.3
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2022–$39.6; 2021–$69.2; 2020–$53.7. Franchised restaurants: 2022–$209.0; 2021–$160.0; 2020–$136.5. These variable rent payments are based on a percent of sales.
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
The Company's lease portfolio includes both operating and finance leases, however as of December 31, 2022, the vast majority of the portfolio was classified as operating leases.
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. The weighted average discount rate used for leases was 3.5% as of December 31, 2022 and 3.7% as of December 31, 2021.
As of December 31, 2022, maturities of lease liabilities for the Company's lease portfolio were as follows:

In millions	Total *
2023	$1,161.6
2024	1,134.4
2025	1,096.2
2026	1,041.8
2027	1,003.3
Thereafter	12,799.5
Total lease payments	18,236.8
Less: imputed interest	(5,441.3)
Present value of lease liability	$12,795.5
*    Total lease payments include option periods that are reasonably assured of being exercised.
The decrease in the present value of the lease liability since December 31, 2021 is approximately $(0.9) billion. The lease liability will continue to be impacted by new leases, lease modifications, lease terminations, reevaluation of lease terms, and foreign currency.
The Weighted Average Lease Term remaining that is included in the maturities of lease liabilities was 19 years as of December 31, 2022 and 20 years as of December 31, 2021.

McDonald's Corporation 2022 Annual Report 50

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

Other Operating (Income) Expense, Net

In millions	2022	2021	2020
Gains on sales of restaurant businesses	$(59.8)	$(96.6)	$(23.3)
Equity in earnings of unconsolidated affiliates	(113.2)	(176.7)	(117.4)
Asset dispositions and other (income) expense, net	136.8	75.4	290.7
Impairment and other charges (gains), net	1,009.8	(285.4)	(267.5)
Total	$973.6	$(483.3)	$(117.5)
▪Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at maintaining an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of the Company's business.
▪Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results for markets in both the International Operated Markets and International Developmental Licensed Markets segments. For foreign affiliated markets—primarily China and Japan—results are reported net of interest expense and income taxes.
▪Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings, reserves for bad debts, asset write-offs due to restaurant reinvestment, strategic sale of properties, and other miscellaneous income and expenses.
▪Impairment and other charges (gains), net
Impairment and other charges (gains), net includes losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value, as well as charges associated with strategic initiatives, such as refranchising and restructuring activities. The realized gains/losses from the divestiture of ownership percentages of subsidiaries are reflected in this category, including the gains on sale of McDonald's Japan stock in 2020 and 2021, which reduced the Company's ownership in McDonald's Japan from 49% to 35%. Additionally, in 2022 this category includes $1.3 billion of charges related to the sale of the Company's business in Russia and a gain of $271 million related to the Company's sale of its Dynamic Yield business.

McDonald's Corporation 2022 Annual Report 51

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2022	2021	2020
U.S.	$1,845.6	$2,413.9	$1,390.4
Outside the U.S.	5,979.8	6,714.0	4,750.3
Income before provision for income taxes *	$7,825.4	$9,127.9	$6,140.7
*Income before provision for income taxes decreased in 2022 primarily due to current and prior year charges and gains detailed in the Net Income and Diluted Earnings Per Share section on page 12 of this Form 10-K, which offset strong operating performance.

The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2022	2021	2020
U.S. federal	$517.3	$887.6	$554.1
U.S. state	246.3	228.1	119.1
Outside the U.S.	1,230.1	895.3	730.6
Current tax provision	1,993.7	2,011.0	1,403.8
U.S. federal	(80.0)	(177.4)	870.3
U.S. state	(46.2)	(24.1)	73.3
Outside the U.S.	(219.5)	(226.8)	(937.2)
Deferred tax provision	(345.7)	(428.3)	6.4
Provision for income taxes	$1,648.0	$1,582.7	$1,410.2
Net deferred tax (assets) liabilities consisted of:

In millions	December 31, 2022	2021
Lease right-of-use asset	$3,045.0	$3,462.7
Property and equipment	1,706.3	1,648.6
Intangible assets	296.7	696.0
Other	595.4	490.8
Total deferred tax liabilities	5,643.4	6,298.1
Lease liability	(3,099.9)	(3,516.9)
Intangible assets	(2,658.9)	(2,524.6)
Property and equipment	(676.3)	(647.1)
Deferred foreign tax credits	(74.5)	(311.5)
Employee benefit plans	(180.6)	(153.6)
Deferred revenue	(165.8)	(121.4)
Operating loss carryforwards	(76.6)	(96.1)
Other	(267.4)	(284.4)
Total deferred tax assets before valuation allowance	(7,200.0)	(7,655.6)
Valuation allowance	1,077.1	1,076.1
Net deferred tax (assets) liabilities	$(479.5)	$(281.4)
Balance sheet presentation:
Deferred income taxes	$1,997.5	$2,075.6
Other assets-miscellaneous	(2,477.0)	(2,357.0)
Net deferred tax (assets) liabilities	$(479.5)	$(281.4)

McDonald's Corporation 2022 Annual Report 52

At December 31, 2022, the Company had net operating loss carryforwards of $407.5 million, of which $174.6 million has an indefinite carryforward. The remainder will expire at various dates from 2023 to 2040.

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2022	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of related federal income tax benefit	2.0	1.8	1.8
Foreign income taxed at different rates	1.1	0.9	0.4
Tax impact of intercompany transactions	0.2	0.1	2.1
Global intangible low-tax income ("GILTI")	0.4	0.3	1.2
Foreign-derived intangible income ("FDII")	(4.2)	(2.6)	(3.4)
U.S./Foreign tax law changes	—	(3.9)	(1.8)
Nonoperating expense related to France audit settlement	1.4	—	—
Other, net	(0.8)	(0.3)	1.7
Effective income tax rates	21.1%	17.3%	23.0%
The 2022 effective income tax rate reflected the tax impact of $537 million of non-operating expense related to the settlement of the tax audit in France. In 2021, U.S./Foreign tax law changes included a $364 million income tax benefit related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate.
As of December 31, 2022 and 2021, the Company’s gross unrecognized tax benefits totaled $647.0 million and $1,504.9 million, respectively. After considering the deferred tax accounting impact, it is expected that about $410 million of the total as of December 31, 2022 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2022	2021
Balance at January 1	$1,504.9	$1,479.2
Decreases for positions taken in prior years	(579.4)	(31.9)
Increases for positions taken in prior years	49.8	26.1
Increases for positions related to the current year	100.3	60.7
Settlements with taxing authorities	(428.1)	(16.8)
Lapsing of statutes of limitations	(0.5)	(12.4)
Balance at December 31(1)	$647.0	$1,504.9
(1)Of this amount, $619.6 million and $1,157.5 million are included in Long-term income taxes for 2022 and 2021, respectively, and $27.3 million and $332.0 million are included in Prepaid expenses and other current assets for 2022 and 2021, respectively, on the Consolidated Balance Sheet. The remainder is included in Deferred income taxes on the Consolidated Balance Sheet.

In 2015, the U.S. Internal Revenue Service (the "IRS") issued a Revenue Agent Report (“RAR”) that included certain disagreed transfer pricing adjustments related to the Company’s U.S. Federal income tax returns for 2009 and 2010. Also in 2015, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. During 2017, the Company received a response to its protest, and beginning in December 2018 the Company met with the IRS Appeals team regarding settlement of these issues. In February 2023, the Company finalized a settlement agreement with the IRS Appeals team related to the disagreed transfer pricing matters for the years 2009-2010.
In 2017, the IRS completed its examination of the Company’s U.S. Federal income tax returns for 2011 and 2012. In 2018, the IRS issued a RAR for these years. As expected, the RAR included the same disagreed transfer pricing matters as the 2009 and 2010 RAR. Also in 2018, the Company filed a protest with the IRS related to these disagreed transfer pricing matters. The Company continues to meet with the IRS Appeals team regarding the settlement of these issues.
The Company is also under audit in multiple foreign tax jurisdictions for matters primarily related to transfer pricing, and the Company is under audit in multiple state tax jurisdictions. While the Company cannot estimate the impact to the effective tax rate, it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $70 million within the next 12 months. This would be due to the possible settlement of the IRS transfer pricing matters, completion of the aforementioned foreign and state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions. In 2022, the Company settled an income tax audit with France, which resulted in $537 million of nondeductible non-operating expense and conclusion of income tax matters related to transfer pricing for the years 2009-2020.
During 2022, the Company finalized and settled certain tax examinations and remeasured other income tax reserves based on audit progression. It is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on the unrecognized tax benefit balance, it believes that the liabilities recorded are appropriate and adequate.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
The Company had $24.7 million and $183.6 million accrued for interest and penalties related to tax matters at December 31, 2022 and 2021, respectively. The Company recognized interest and penalties related to tax matters of $90.5 million in 2022, $24.4 million in 2021, and $32.4 million in 2020, which are included in the provision for income taxes.
McDonald's Corporation 2022 Annual Report 53

As of December 31, 2022, the Company has accumulated undistributed earnings generated by its foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Cuts and Jobs Act of 2017. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. The Company has not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of the outside basis differences is not practicable.

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
The Company also maintains certain unfunded nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive an annual Company-match allocation that cannot be made under the 401(k) Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401(k) Plan, net of expenses. Total liabilities were $380.0 million and $456.8 million at December 31, 2022 and 2021, respectively, and were primarily included in Other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into derivative contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2022, derivatives with a fair value of $200.5 million indexed to the Company's stock and a total return swap with a notional amount of $164.4 million indexed to certain market indices were included at their fair value in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401(k) Plan and nonqualified benefits and related hedging activities, were (in millions): 2022–$54.2; 2021–$39.5; 2020–$37.0. Certain subsidiaries outside the U.S. also offer profit sharing, stock purchase or other similar benefit plans. Total plan costs outside the U.S. were (in millions): 2022–$44.4; 2021–$41.8; 2020–$36.6.
The total combined liabilities for international retirement plans were $36.6 million and $41.7 million at December 31, 2022 and 2021, respectively. Other post-retirement benefits and post-employment benefits were immaterial to the Consolidated Income Statement.
McDonald's Corporation 2022 Annual Report 54

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2022, the Company had a line of credit agreement of $3.5 billion, which expires in December 2024. The Company incurs fees of 0.08% per annum on the total commitment, which remained unused. Fees and interest rates on this line are primarily based on the Company's long-term credit rating assigned by Moody’s and Standard & Poor's. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 5.2% at December 31, 2022 (based on $264.5 million of foreign currency bank line borrowings) and 2.4% at December 31, 2021 (based on $263.1 million of foreign currency bank line borrowings).
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2022	2021	2022	2021
Fixed		4.0%	3.9%	$22,382.0	$21,833.7
Floating		6.6	1.6	750.0	1,150.0
Total U.S. Dollar	2023-2052			23,132.0	22,983.7
Fixed		1.6	1.4	8,704.1	8,682.3
Floating		5.1	2.1	321.2	341.1
Total Euro	2023-2034			9,025.3	9,023.4
Fixed		3.4	3.4	748.7	797.9
Floating		4.3	1.2	204.4	217.9
Total Australian Dollar	2024-2029			953.1	1,015.8
Total British Pounds Sterling - Fixed	2032-2054	4.1	4.2	1,504.1	1,145.0
Total Canadian Dollar - Fixed	2025	3.1	3.1	737.3	790.6
Total Japanese Yen - Fixed	2030	2.9	2.9	95.3	108.6
Fixed		0.2	0.2	432.6	438.2
Floating		5.2	2.4	262.7	257.1
Total other currencies(2)	2023-2024			695.3	695.3
Debt obligations before fair value adjustments and deferred debt costs(3)				36,142.4	35,762.4
Fair value adjustments(4)				(91.5)	4.8
Deferred debt costs				(147.4)	(144.5)
Total debt obligations				$35,903.5	$35,622.7
(1)Weighted-average effective rate, computed on a semi-annual basis.
(2)Consists of Swiss Francs and Korean Won.
(3)Aggregate maturities for 2022 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2023-$0.0; 2024–$5,472.9; 2025–$3,060.5; 2026–$2,418.7; 2027–$2,487.2; Thereafter–$22,703.1. These amounts include a reclassification of short-term obligations totaling $2.7 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in December 2024.
(4)The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.
McDonald's Corporation 2022 Annual Report 55

Share-based Compensation

The Company maintains a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and RSUs to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plan was 34.4 million at December 31, 2022, including 21.8 million available for future grants.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2022	2021	2020
Share-based compensation expense	$166.7	$139.2	$92.4
After tax	$145.9	$120.4	$78.3
Earnings per common share-diluted	$0.20	$0.16	$0.10
As of December 31, 2022, there was $161.1 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
The following table presents the weighted-average assumptions used in the option pricing model for the 2022, 2021 and 2020 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2022	2021	2020
Expected dividend yield	2.2%	2.4%	2.3%
Expected stock price volatility	21.3%	21.8%	19.1%
Risk-free interest rate	1.9%	0.7%	1.4%
Expected life of options (in years)	5.7	5.7	5.7
Fair value per option granted	$42.12	$30.91	$29.40

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2022, 2021 and 2020, the total intrinsic value of stock options exercised was $242.2 million, $302.0 million and $290.4 million, respectively. Cash received from stock options exercised during 2022 was $248.2 million and the tax benefit realized from stock options exercised totaled $48.3 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2022, 2021 and 2020, and changes during the years then ended, is presented in the following table:

	2022				2021		2020
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	12.0	$156.13			13.4	$139.44	14.6	$124.21
Granted	1.6	252.97			2.1	215.73	1.8	214.18
Exercised	(1.9)	128.08			(2.4)	115.29	(2.8)	104.58
Forfeited/expired	(0.3)	225.93			(1.1)	160.50	(0.2)	184.69
Outstanding at end of year	11.4	$172.27	5.6	$1,041.6	12.0	$156.13	13.4	$139.44
Exercisable at end of year	7.7	$145.87	4.4	$904.2	7.8		8.8

McDonald's Corporation 2022 Annual Report 56

RSUs
RSUs generally vest 100% on the third anniversary of the grant and are payable in either shares of the Company’s common stock or cash, at the Company’s discretion. The fair value of each RSU granted is equal to the market price of the Company’s stock at date of grant. Separately, Company officers have been awarded RSUs that vest based on Company performance. For performance-based RSUs, the Company includes a relative TSR modifier to determine the number of shares earned at the end of the performance period. The fair value of performance-based RSUs that include the TSR modifier is determined using a Monte Carlo valuation model.
A summary of the Company’s RSU activity during the years ended December 31, 2022, 2021 and 2020 is presented in the following table:

	2022		2021		2020
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.3	$197.10	1.3	$176.81	1.4	$150.95
Granted	0.5	242.82	0.6	206.92	0.6	201.92
Vested	(0.4)	173.31	(0.4)	153.55	(0.6)	127.99
Forfeited	(0.2)	205.61	(0.2)	168.38	(0.1)	172.45
Nonvested at end of year	1.2	$222.32	1.3	$197.10	1.3	$176.81
The total fair value of RSUs vested during 2022, 2021 and 2020 was $110.3 million, $80.0 million and $119.4 million, respectively. The tax benefit realized from RSUs vested during 2022 was $18.5 million.

SUBSEQUENT EVENTS
On January 6, 2023, the Company announced an evolution of its successful Accelerating the Arches strategy. Enhancements include the additions of Restaurant Development to the Company's growth pillars and an internal effort to modernize ways of working, Accelerating the Organization, both of which are aimed at elevating the Company’s performance. The Company is currently evaluating the impact this will have on its business.

McDonald's Corporation 2022 Annual Report 57

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2022, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2022, 2021 and 2020 and the Company’s internal control over financial reporting as of December 31, 2022. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 24, 2023
McDonald's Corporation 2022 Annual Report 58

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

McDonald's Corporation 2022 Annual Report 59

Valuation of Unrecognized Tax Benefits and Related Regulatory Actions
Description of the Matter
As described in the Income Taxes footnote to the consolidated financial statements, the Company’s unrecognized tax benefits, which includes transfer pricing matters, totaled $647.0 million at December 31, 2022. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled. The Company may also be subject to regulatory actions related to these tax matters. The Company accrues liabilities for regulatory actions when a loss is probable and the amount or range of loss is reasonably estimable.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits and measurement of these unrecognized tax benefits and related regulatory liabilities. For example, we tested management’s review of the unrecognized tax benefit calculations, which included evaluation of the comparable transactions used to determine the ranges of outcomes, pricing conclusions reached in management’s transfer pricing studies, the assessment of other third-party information, and settlement agreements with relevant tax and regulatory authorities.

With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits of the Company’s position and assessing the recognition and measurement of unrecognized tax benefits and liabilities resulting from regulatory actions related to transfer pricing. For example, we assessed the inputs utilized and the pricing conclusions reached in the transfer pricing studies executed by management, and compared the methods used to alternative methods and industry benchmarks. We reviewed advice obtained by the Company from third-party advisors. In addition, we used our knowledge of historical settlement activity, income tax laws, and other market information to evaluate the technical merits of the Company’s positions. For positions settled or effectively settled in the current year, we reviewed the Company's communications and agreements with the relevant tax and regulatory authorities. Where applicable, we requested and received an external legal counsel confirmation letter to independently verify our understanding of settlement agreements.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1964.
Chicago, Illinois
February 24, 2023
McDonald's Corporation 2022 Annual Report 60

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McDonald’s Corporation as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2023
McDonald's Corporation 2022 Annual Report 61

Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2022. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the consolidated financial statements.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2022. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	12,635,775	(1)	$177.12	21,782,732
Equity compensation plans not approved by security holders	—		—	—
Total	12,635,775		$177.12	21,782,732
(1)Includes 1,432 stock options granted under the McDonald’s Corporation 2001 Omnibus Stock Ownership Plan and 11,412,128 stock options and 1,222,215 restricted stock units granted under the McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.
McDonald's Corporation 2022 Annual Report 62

Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements are filed as part of this Form 10-K and begin on page 35 of this Form 10-K.

	(2)	Financial statement schedules
		No schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements and accompanying notes filed as part of this Form 10-K.

b.		Exhibits

		The exhibits below are filed as part of this Form 10-K.

McDonald’s Corporation Exhibit Index

Exhibit Number		Description
(3)	Articles of incorporation; bylaws

	(a)	Restated Certificate of Incorporation, effective as of May 23, 2019, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2019.

	(b)	By-Laws, as amended and restated with effect as of January 18, 2023, incorporated herein by reference from Exhibit 3.2 of Form 8-K (File No. 001-05231), filed January 19, 2023.

(4)	Instruments defining the rights of security holders, including indentures*

	(a)	Senior Debt Securities Indenture, dated as of October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

(b)
Subordinated Debt Securities Indenture, dated as of October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(c)	Description of Securities, incorporated herein by reference from Exhibit 4(c) of Form 10-K (File No. 001-05231), for the year ended December 31, 2019.

(10)	Material contracts

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
McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective as of June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.**

(g)
McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan, effective as of May 21, 2020, incorporated herein by reference from Exhibit 10(g) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.**

McDonald's Corporation 2022 Annual Report 63

(h)
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
McDonald's Corporation Target Incentive Plan, effective as of January 1, 2013, amended and restated effective as of February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(l) McDonald's Corporation Officer Severance Plan, amended and restated effective as of November 1, 2022, filed herewith.**

(m)
Form of 2019 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.**

(n)
Separation Agreement and General Release between Stephen Easterbrook and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10.1 of Form 8-K (File No. 001-05231), filed November 4, 2019.**

(o)
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
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.**

(r)
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
McDonald's Corporation 2022 Annual Report 64

Form 10-K Cross-Reference Index

Page reference

Part I
	Item 1	Business	Pages 3-7, 9-10
	Item 1A	Risk Factors	Pages 27-32
	Item 1B	Unresolved Staff Comments	Not applicable
	Item 2	Properties	Page 33
	Item 3	Legal Proceedings	Page 33
	Item 4	Mine Safety Disclosures	Not applicable

Part II
	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Page 26
	Item 6	[Reserved]	Not applicable
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Pages 8-35
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Pages 22-23
	Item 8	Financial Statements and Supplementary Data	Pages 35-57
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable
	Item 9A	Controls and Procedures	Page 62
	Item 9B	Other Information	Not applicable
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable

Part III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 34, (a)
	Item 11	Executive Compensation	(a)
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 62, (a)
	Item 13	Certain Relationships and Related Transactions, and Director Independence	(a)
	Item 14	Principal Accountant Fees and Services	(a)

Part IV
	Item 15	Exhibits and Financial Statement Schedules	Pages 63-64
	Item 16	Form 10-K Summary	Not applicable

Signatures			Page 66
(a) - The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2022.

McDonald's Corporation 2022 Annual Report 65

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Ian F. Borden
Ian F. Borden
Corporate Executive Vice President and Chief Financial Officer

February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of February, 2023:

By	/s/ Ian F. Borden	By	/s/ Christopher J. Kempczinski
	Ian F. Borden		Christopher J. Kempczinski
	Corporate Executive Vice President and Chief Financial Officer		President, Chief Executive Officer and Director
	(Principal Financial Officer)		(Principal Executive Officer)

By	/s/ Anthony G. Capuano	By	/s/ Richard H. Lenny
	Anthony G. Capuano		Richard H. Lenny
	Director		Director

By	/s/ Kareem Daniel	By	/s/ John J. Mulligan
	Kareem Daniel		John J. Mulligan
	Director		Director

By	/s/ Lloyd H. Dean	By	/s/ John W. Rogers, Jr.
	Lloyd H. Dean		John W. Rogers, Jr.
	Director		Director

By	/s/ Robert A. Eckert	By	/s/ Jennifer L. Taubert
	Robert A. Eckert		Jennifer L. Taubert
	Director		Director

By	/s/ Catherine M. Engelbert	By	/s/ Paul S. Walsh
	Catherine M. Engelbert		Paul S. Walsh
	Director		Director

By	/s/ Margaret H. Georgiadis	By	/s/ Amy E. Weaver
	Margaret H. Georgiadis		Amy E. Weaver
	Director		Director

By	/s/ Enrique Hernandez, Jr.	By	/s/ Miles D. White
	Enrique Hernandez, Jr.		Miles D. White
	Chairman of the Board and Director		Director

By	/s/ Catherine Hoovel
Catherine Hoovel
Corporate Senior Vice President - Corporate Controller
(Principal Accounting Officer)

McDonald's Corporation 2022 Annual Report 66