Form 10-Q
period 2023-03-31
MCDONALDS CORP
filed 2023-05-04
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
730,093,896
(Number of shares of common stock
outstanding as of March 31, 2023)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and equivalents	$3,708.1	$2,583.8
Accounts and notes receivable	2,075.5	2,115.0
Inventories, at cost, not in excess of market	51.5	52.0
Prepaid expenses and other current assets	963.6	673.4
Total current assets	6,798.7	5,424.2
Other assets
Investments in and advances to affiliates	1,087.6	1,064.5
Goodwill	2,930.6	2,900.4
Miscellaneous	4,794.8	4,707.2
Total other assets	8,813.0	8,672.1
Lease right-of-use asset, net	12,544.2	12,565.7
Property and equipment
Property and equipment, at cost	41,487.1	41,037.6
Accumulated depreciation and amortization	(17,628.6)	(17,264.0)
Net property and equipment	23,858.5	23,773.6
Total assets	$52,014.4	$50,435.6
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$524.2	$—
Accounts payable	811.8	980.2
Lease liability	668.7	661.1
Income taxes	795.8	274.9
Other taxes	273.0	255.1
Accrued interest	364.6	393.4
Accrued payroll and other liabilities	1,186.6	1,237.4
Total current liabilities	4,624.7	3,802.1
Long-term debt	36,603.7	35,903.5
Long-term lease liability	12,122.6	12,134.4
Long-term income taxes	737.1	791.9
Deferred revenues - initial franchise fees	760.5	757.8
Other long-term liabilities	1,059.4	1,051.8
Deferred income taxes	1,882.5	1,997.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,635.5	8,547.1
Retained earnings	60,235.0	59,543.9
Accumulated other comprehensive income (loss)	(2,489.4)	(2,486.6)
Common stock in treasury, at cost; 930.5 and 929.3 million shares	(72,173.8)	(71,624.4)
Total shareholders’ equity (deficit)	(5,776.1)	(6,003.4)
Total liabilities and shareholders’ equity (deficit)	$52,014.4	$50,435.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2023	2022
Revenues
Sales by Company-operated restaurants	$2,224.3	$2,302.4
Revenues from franchised restaurants	3,587.5	3,262.8
Other revenues	86.0	100.4
Total revenues	5,897.8	5,665.6
Operating costs and expenses
Company-operated restaurant expenses	1,923.1	1,959.2
Franchised restaurants-occupancy expenses	598.3	584.0
Other restaurant expenses	62.8	72.3
Selling, general & administrative expenses
Depreciation and amortization	99.3	92.7
Other	553.3	584.3
Other operating (income) expense, net	128.6	60.5
Total operating costs and expenses	3,365.4	3,353.0
Operating income	2,532.4	2,312.6
Interest expense	329.7	287.3
Nonoperating (income) expense, net	(64.3)	484.1
Income before provision for income taxes	2,267.0	1,541.2
Provision for income taxes	464.7	436.8
Net income	$1,802.3	$1,104.4
Earnings per common share-basic	$2.47	$1.49
Earnings per common share-diluted	$2.45	$1.48
Dividends declared per common share	$1.52	$1.38
Weighted-average shares outstanding-basic	730.9	742.6
Weighted-average shares outstanding-diluted	735.5	747.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
	Quarters Ended
	March 31,
In millions	2023	2022
Net income	$1,802.3	$1,104.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	15.0	(84.2)
Reclassification of (gain) loss to net income	—	—
Foreign currency translation adjustments-net of tax benefit (expense) of $35.6 and $(59.0)	15.0	(84.2)
Cash flow hedges:
Gain (loss) recognized in AOCI	(8.5)	27.4
Reclassification of (gain) loss to net income	(8.2)	(10.1)
Cash flow hedges-net of tax benefit (expense) of $4.5 and $(5.0)	(16.7)	17.3
Defined benefit pension plans:
Gain (loss) recognized in AOCI	8.4	0.1
Reclassification of (gain) loss to net income	(9.5)	(1.4)
Defined benefit pension plans-net of tax benefit (expense) of $1.1 and $0.0	(1.1)	(1.3)
Total other comprehensive income (loss), net of tax	(2.8)	(68.2)
Comprehensive income	$1,799.5	$1,036.2
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2023	2022
Operating activities
Net income	$1,802.3	$1,104.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	490.5	479.7
Deferred income taxes	(86.1)	(50.5)
Share-based compensation	49.7	54.3
Other	(30.8)	72.0
Changes in working capital items	195.1	473.4
Cash provided by operations	2,420.7	2,133.3
Investing activities
Capital expenditures	(503.3)	(401.2)
Purchases of restaurant businesses	(97.6)	(86.7)
Sales of restaurant businesses	20.8	16.5
Sales of property	18.0	4.9
Other	(179.2)	(88.0)
Cash used for investing activities	(741.3)	(554.5)
Financing activities
Net short-term borrowings	12.8	6.0
Long-term financing issuances	1,054.3	—
Long-term financing repayments	—	(1,350.6)
Treasury stock purchases	(578.4)	(1,506.5)
Common stock dividends	(1,111.2)	(1,025.1)
Proceeds from stock option exercises	73.8	58.7
Other	(9.7)	(12.6)
Cash used for financing activities	(558.4)	(3,830.1)
Effect of exchange rates on cash and cash equivalents	3.3	(122.2)
Cash and equivalents increase (decrease)	1,124.3	(2,373.5)
Cash and equivalents at beginning of period	2,583.8	4,709.2
Cash and equivalents at end of period	$3,708.1	$2,335.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2021	1,660.6	$16.6	$8,231.6	$57,534.7	$(179.5)	$(24.8)	$(2,369.4)	(915.8)	$(67,810.2)	$(4,601.0)
Net income				1,104.4						1,104.4
Other comprehensive income (loss), net of tax					(1.3)	17.3	(84.2)			(68.2)
Comprehensive income										1,036.2
Common stock cash dividends ($1.38 per share)				(1,025.1)						(1,025.1)
Treasury stock purchases								(6.1)	(1,506.5)	(1,506.5)
Share-based compensation			54.3							54.3
Stock option exercises and other			21.2					0.8	30.1	51.3
Balance at March 31, 2022	1,660.6	$16.6	$8,307.1	$57,614.0	$(180.8)	$(7.5)	$(2,453.6)	(921.1)	$(69,286.6)	$(5,990.8)

For the quarter ended March 31, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2022	1,660.6	$16.6	$8,547.1	$59,543.9	$(298.2)	$30.7	$(2,219.1)	(929.3)	$(71,624.4)	$(6,003.4)
Net income				1,802.3						1,802.3
Other comprehensive income (loss), net of tax					(1.1)	(16.7)	15.0			(2.8)
Comprehensive income										1,799.5
Common stock cash dividends ($1.52 per share)				(1,111.2)						(1,111.2)
Treasury stock purchases								(2.2)	(584.5)	(584.5)
Share-based compensation			49.7							49.7
Stock option exercises and other			38.7					1.0	35.1	73.8
Balance at March 31, 2023	1,660.6	$16.6	$8,635.5	$60,235.0	$(299.3)	$14.0	$(2,204.1)	(930.5)	$(72,173.8)	$(5,776.1)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter ended March 31, 2023 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2023	2022
Conventional franchised	21,701	21,558
Developmental licensed	8,289	7,981
Foreign affiliated	8,427	8,013
Total Franchised	38,417	37,552
Company-operated	2,118	2,792
Total Systemwide restaurants	40,535	40,344
Restaurant information reflects the sale of over 850 restaurants in conjunction with the exit of our business in Russia in the second quarter of 2022, most of which were Company-operated.
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.6 million shares and 5.0 million shares for the quarters 2023 and 2022, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.3 million shares and 1.7 million shares for the quarters 2023 and 2022, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2023 that are of significance or potential significance to the Company.

Accelerating the Organization
In January 2023, the Company announced an evolution of its successful Accelerating the Arches strategy. Enhancements to the strategy include the addition of Restaurant Development to the Company’s growth pillars and an internal effort to modernize ways of working, Accelerating the Organization, both of which are aimed at elevating the Company’s performance. Accelerating the Organization is designed to unlock further growth as the Company modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people.
The Company expects to incur between $200 million and $250 million of expenses related to this strategic initiative in 2023, of which $180 million was incurred in the three months ended March 31, 2023. These expenses were recorded in the Other operating (income) expense, net line within the consolidated statement of income. Restructuring expenses primarily consist of employee termination benefits, costs to terminate contracts, including lease terminations, and professional services and other costs. Professional services and other costs primarily relate to expenses incurred for legal and consulting activities. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Other Related Costs	Total
2023
Beginning Balance	$—	$—	$—	$—
Restructuring Costs Incurred	110.3	26.9	43.3	180.5
Cash Payments	(1.5)	(1.4)	(0.3)	(3.2)
Other Non-Cash Items	—	—	(14.1)	(14.1)
Accrued Balance at End of Period	$108.8	$25.5	$28.9	$163.2
Of the $180 million of restructuring costs incurred in the three months ended March 31, 2023, $58 million was recorded in the U.S., $71 million was recorded in the International Operated Markets segment and $51 million was recorded in the International Developmental Licensed Markets & Corporate segment, the majority of which was recorded at Corporate.
Substantially all of the accrued restructuring balance recorded at March 31, 2023, related to the Company’s Accelerating the Organization initiative, is expected to be paid out by the end of 2023.
As part of Accelerating the Organization, the Company is also in the initial stages of developing a strategy that will utilize an enterprise-wide Global Business Services model to deliver business services at scale with greater efficiency. Additional costs will be incurred as the strategy progresses; however, at this point in time these future costs cannot be estimated. The expectation is that the Company will complete the majority of its Global Business Services strategy by the end of 2027.

Income Taxes
The effective income tax rate was 20.5% and 28.3% for the quarters ended March 31, 2023 and 2022, respectively. The tax rate for the quarter ended March 31, 2022 was impacted by the non-deductibility for tax purposes of $500 million of nonoperating expense related to a tax audit in France. Excluding the impacts of the $500 million of nonoperating expense, current year restructuring charges related to Accelerating the Organization and prior year charges, primarily related to Russia, the effective income tax rate was 20.9% and 21.3% for the quarters ended March 31, 2023 and 2022, respectively.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. There were no significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2022 Annual Report on Form 10-K.
At March 31, 2023, the fair value of the Company’s debt obligations was estimated at $35.6 billion, compared to a carrying amount of $37.1 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2023	December 31, 2022	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$39.9	$53.3	Accrued payroll and other liabilities	$(23.0)	$(17.9)
Interest rate	Prepaid expenses and other current assets	—	—	Accrued payroll and other liabilities	(1.5)	—
Foreign currency	Miscellaneous other assets	32.3	28.7	Other long-term liabilities	(27.6)	(30.7)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(79.0)	(91.5)
Total derivatives designated as hedging instruments		$72.2	$82.0		$(131.1)	$(140.1)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$219.3	$200.5	Accrued payroll and other liabilities	$(0.1)	$(1.6)
Foreign currency	Prepaid expenses and other current assets	0.6	—	Accrued payroll and other liabilities	—	—
Equity	Miscellaneous other assets	—	—
Total derivatives not designated as hedging instruments		$219.9	$200.5		$(0.1)	$(1.6)
Total derivatives		$292.1	$282.5		$(131.2)	$(141.7)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the three months ended March 31, 2023 and 2022, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2023	2022	2023	2022	2023	2022
Foreign currency	Nonoperating income/expense	$(9.2)	$13.5	$10.3	$14.1
Interest rate	Interest expense	(1.5)	21.8	0.1	(1.1)
Cash flow hedges		$(10.7)	$35.3	$10.4	$13.0

Foreign currency denominated debt	Nonoperating income/expense	$(162.9)	$259.0		$—
Foreign currency derivatives	Nonoperating income/expense	7.6	4.4
Foreign currency derivatives(1)	Interest expense					$5.7	$2.3
Net investment hedges		$(155.3)	$263.4		$—	$5.7	$2.3

Foreign currency	Nonoperating income/expense					$2.1	$(4.5)
Equity	Selling, general & administrative expenses					$15.6	$(21.5)
Undesignated derivatives						$17.7	$(26.0)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by the use of interest rate swaps. At March 31, 2023, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.2 billion, which included a decrease of $79 million of cumulative hedging adjustments. For the three months ended March 31, 2023, the Company recognized a $12.5 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2023, the Company had foreign currency derivatives outstanding with an equivalent notional amount of $1.6 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of March 31, 2023, the Company had derivatives outstanding with a notional amount of $500 million that hedge a portion of forecasted cash flows.
Based on market conditions at March 31, 2023, the $14 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2023, $13.9 billion of the Company's third-party foreign currency denominated debt, $1.0 billion of the Company's intercompany foreign currency denominated debt and $662 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2023 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2023, the Company was required to post $120 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended
	March 31,
In millions	2023	2022

Rents	$2,269.8	$2,081.1
Royalties	1,303.0	1,168.7
Initial fees	14.7	13.0
Revenues from franchised restaurants	$3,587.5	$3,262.8

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of March 31, 2023.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Spain and the U.K. The segment is 89% franchised as of March 31, 2023. During the second quarter of 2022, the Company completed the sale of its business in Russia, resulting in a total exit from the market.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System. Corporate activities are also reported in this segment. The segment is 98% franchised as of March 31, 2023.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended
	March 31,
In millions	2023	2022
Revenues
U.S.	$2,487.6	$2,175.6
International Operated Markets	2,794.8	2,922.1
International Developmental Licensed Markets & Corporate	615.4	567.9
Total revenues	$5,897.8	$5,665.6
Operating Income
U.S.	$1,295.1	$1,151.0
International Operated Markets	1,192.7	1,129.2
International Developmental Licensed Markets & Corporate	44.6	32.4
Total operating income	$2,532.4	$2,312.6

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 40,535 McDonald's restaurants at March 31, 2023, 95% were franchised.
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, there is the International Developmental Licensed Markets & Corporate segment, which includes the results of over 75 countries, as well as Corporate activities.
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

Strategic Direction
The Company’s growth strategy, Accelerating the Arches (the “Strategy”), encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand. The Strategy reflects the Company’s purpose, mission and values, as well as growth pillars that build on the Company’s competitive advantages.

Purpose, Mission and Values

The following purpose, mission and values underpin the Company’s success and are at the heart of the Strategy.
Through its size and scale, the Company embraces and prioritizes its role and commitment to the communities in which it operates through its purpose to feed and foster communities, and its mission to create delicious feel-good moments for everyone. The Company is guided by five core values that define who it is and how it runs its business across the three-legged stool of franchisees, suppliers and employees:
1.Serve - We put our customers and people first;
2.Inclusion - We open our doors to everyone;
3.Integrity - We do the right thing;
4.Community - We are good neighbors; and
5.Family - We get better together.

The Company believes that its people, all around the world, set it apart and bring these values to life on a daily basis.

Growth Pillars

The following growth pillars, M-C-D, build on the Company’s historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:

•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of the Company’s brand, food and purpose. This is exemplified by campaigns that elevate the entire brand and continue to be repeated and scaled around the globe, such as the Famous Orders platform and the Raise Your Arches campaign. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand and is especially important to customers in uncertain economic environments.

•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving the Company’s iconic products, such as its World Famous Fries, the Big Mac, Chicken McNuggets and the McFlurry. Globally, the Company possesses over 10 of these "billion-dollar brand equities." The Company continues to improve on its classics, including by implementing a series of operational and formulation changes designed to deliver hotter, juicer, tastier burgers across the globe. While leaning into core icons like Chicken McNuggets, the Company will continue to focus on scaling emerging equities such as the McSpicy and McCrispy Chicken Sandwiches. This is exemplified by the U.S. leveraging learnings from the U.K., Canada and Germany to relaunch its Crispy Chicken Sandwich under the McCrispy global equity umbrella. The Company also continues to see a significant opportunity with coffee, demonstrated by markets leveraging the McCafé brand, customer experience, value and quality to drive long-term growth.

•Double Down on the 4D's: Digital, Delivery, Drive Thru and, the recently added, Restaurant Development by leveraging the Company’s competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. To unlock further growth, the Company expects to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the first quarter of 2023, digital channels (the mobile app, delivery and kiosk) comprised almost 40% of Systemwide sales in the Company’s top six markets. This represented over $7.5 billion in digital Systemwide sales and growth of over $2.0 billion, or 30%, compared to the prior year.

◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in. Through the digital tools, customers can access personalized offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. A recent digital enhancement piloting in the U.S. enables crew to begin assembling a customer’s mobile order prior to their arrival at the restaurant to expedite service and elevate customer satisfaction.

Additionally, the Company has successful loyalty programs in 50 markets around the world, including all of its top six markets. The Company’s loyalty customers have proven to be highly engaged, with nearly 50 million active loyalty members across the Company’s top six markets during the first quarter of 2023, including over 28 million in the U.S.

◦Delivery: Delivery is now offered in over 35,000 restaurants across about 100 markets, representing over 85% of McDonald’s restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including by adding the ability to place a delivery order on the McDonald's mobile app (a feature that is now available in some of the Company’s largest markets, including the U.S., the U.K., Canada and Australia). The Company has also put in place long-term strategic partnerships with delivery providers such as UberEats, DoorDash, Just Eat Takeaway.com and Deliveroo. These partnerships are expected to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company has drive thru locations in over 26,000 restaurants globally, including nearly 95% of the approximately 13,500 locations in the U.S. This channel remains a competitive advantage, and the Company expects that it will become even more critical to meeting customers’ demand for flexibility and choice. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.

◦Restaurant Development: The Company expects to continue to accelerate the pace of restaurant openings, with plans to open approximately 1,900 new restaurants across the globe in 2023, which will contribute to nearly 4% unit growth (net of closures). The Company believes there is opportunity for further growth in many of its largest markets and to explore new formats under the McDonald’s brand over the coming years.

Foundation
Foundational to the Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with a relentless focus on running great restaurants, empowering its people and modernizing ways of working through Accelerating the Organization.
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
The Company believes the Strategy builds on its inherent strengths by harnessing its competitive advantages while leveraging its size, scale and agility to adapt and adjust to uncertain economic and operating environments to meet customer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.

First Quarter 2023 Financial Performance
Global comparable sales increased 12.6% for the quarter, reflecting strong comparable sales of 12.6% across each segment.
•U.S. comparable sales results benefited from strategic menu price increases and positive comparable guest count growth. Successful operational execution in McDonald’s restaurants, effective marketing campaigns featuring the core menu and continued digital and delivery growth contributed to strong comparable sales results.
•International Operated Markets segment results reflected strong comparable sales across the Big Five* and the majority of other markets.
•International Developmental Licensed Markets segment results reflected strong comparable sales led by Japan, along with all geographic regions.
In addition to the comparable sales results, the Company had the following financial results for the quarter:
•Consolidated revenues increased 4% (8% in constant currencies).
•Systemwide sales increased 9% (13% in constant currencies).
•Consolidated operating income increased 10% (14% in constant currencies).
•Diluted earnings per share was $2.45, an increase of 66% (72% in constant currencies). Excluding $0.18 per share of current year restructuring charges related to Accelerating the Organization, diluted earnings per share was $2.63, an increase of 15% (19% in constant currencies) when also excluding prior year charges detailed in the Net Income and Diluted Earnings Per Share section on page 19 of this report.
Management reviews and analyzes business results excluding the effect of foreign currency translation, impairment and other strategic charges and gains, as well as material regulatory and other income tax impacts, and bases incentive compensation plans on these results because the Company believes this better represents underlying business trends.

*Australia, Canada, France, Germany and the U.K. are collectively referred to as the "Big Five" international markets.

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
•Comparable sales and comparable guest counts are compared to the same period in the prior year and represent sales and transactions, respectively, at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters and acts of war, terrorism or other hostilities (including restaurants temporarily closed due to COVID-19, as well as those that remain closed in Ukraine). Restaurants in Russia were treated as permanently closed as of April 1, 2022 and therefore excluded from the calculation of comparable sales and comparable guest counts beginning in the second quarter of 2022. Comparable sales exclude the impact of currency translation and the sales of any market considered hyperinflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Beginning in the first quarter of 2023, McDonald's excluded results from Argentina and Lebanon in the calculation of comparable sales due to hyperinflation (Venezuela continues to be excluded). Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2023
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,224.3	(3)%
Revenues from franchised restaurants	3,587.5	10
Other revenues	86.0	(14)
Total revenues	5,897.8	4
Operating costs and expenses
Company-operated restaurant expenses	1,923.1	(2)
Franchised restaurants-occupancy expenses	598.3	2
Other restaurant expenses	62.8	(13)
Selling, general & administrative expenses
Depreciation and amortization	99.3	7
Other	553.3	(5)
Other operating (income) expense, net	128.6	n/m
Total operating costs and expenses	3,365.4	—
Operating income	2,532.4	10
Interest expense	329.7	15
Nonoperating (income) expense, net	(64.3)	n/m
Income before provision for income taxes	2,267.0	47
Provision for income taxes	464.7	6
Net income	$1,802.3	63%
Earnings per common share-basic	$2.47	65%
Earnings per common share-diluted	$2.45	66%
n/m Not meaningful

Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the quarter continued to reflect the weakening of all major currencies against the U.S. Dollar, including the Euro, British Pound and Australian Dollar.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2023	2022	2023
Revenues	$5,897.8	$5,665.6	$(215.0)
Company-operated margins	301.2	343.2	(11.8)
Franchised margins	2,989.3	2,678.8	(94.7)
Selling, general & administrative expenses	652.6	677.0	9.0
Operating income	2,532.4	2,312.6	(99.0)
Net income	1,802.3	1,104.4	(65.5)
Earnings per share-diluted	$2.45	$1.48	$(0.09)

Net Income and Diluted Earnings per Share
Net income increased 63% (69% in constant currencies) to $1,802.3 million, and diluted earnings per share increased 66% (72% constant currencies) to $2.45. Foreign currency translation had a negative impact of $0.09 on diluted earnings per share.
Results for 2023 included the following:
•Pre-tax restructuring charges of $180 million, or $0.18 per share, related to Accelerating the Organization
Results for 2022 included the following:
•Pre-tax expenses of $127 million, or $0.13 per share, primarily related to Russia
•$500 million, or $0.67 per share, of nonoperating expense related to the settlement of a tax audit in France
Excluding the above items, results reflected strong operating performance driven primarily by higher sales-driven Franchised margins.
During the quarter, the Company repurchased 2.2 million shares of stock for $584.5 million. Additionally, the Company paid a quarterly dividend of $1.52 per share, or $1.1 billion.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended March 31,
	Net Income				Earnings per share - diluted
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$1,802.3	$1,104.4	63%	69%	$2.45	$1.48	66%	72%
(Gains)/charges	134.4	102.1			0.18	0.13
Tax settlement	—	500.0			—	0.67
Non-GAAP	$1,936.7	$1,706.5	13%	17%	$2.63	$2.28	15%	19%

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
Franchised restaurants represented 95% of McDonald's restaurants worldwide at March 31, 2023. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended March 31,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$761.3	$639.0	19%	19%
International Operated Markets	1,270.4	1,480.7	(14)	(8)
International Developmental Licensed Markets & Corporate	192.6	182.7	5	11
Total	$2,224.3	$2,302.4	(3)%	1%
Franchised revenues
U.S.	$1,678.5	$1,493.5	12%	12%
International Operated Markets	1,486.2	1,403.3	6	12
International Developmental Licensed Markets & Corporate	422.8	366.0	16	22
Total	$3,587.5	$3,262.8	10%	13%
Total Company-operated sales and Franchised revenues
U.S.	$2,439.8	$2,132.5	14%	14%
International Operated Markets	2,756.6	2,884.0	(4)	2
International Developmental Licensed Markets & Corporate	615.4	548.7	12	19
Total	$5,811.8	$5,565.2	4%	8%

Total Other revenues	$86.0	$100.4	(14)%	(12)%

Total Revenues	$5,897.8	$5,665.6	4%	8%

•Total Company-operated sales and franchised revenues increased 4% (8% in constant currencies), benefiting from strong sales performance across all segments. Revenue growth in the International Operated Markets segment in constant currencies was partly offset by the impact of the Company's exit from Russia in the second quarter of 2022.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters ended March 31, 2023 and 2022:

	Increase/(Decrease)
	Quarters Ended March 31,
	2023	2022
U.S.	12.6%	3.5%
International Operated Markets	12.6	20.4
International Developmental Licensed Markets & Corporate	12.6	14.7
Total	12.6%	11.8%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2023:

SYSTEMWIDE SALES*
	Quarter Ended March 31, 2023
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	13%	13%
International Operated Markets	4	10
International Developmental Licensed Markets & Corporate	10	17
Total	9%	13%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters ended March 31, 2023 and 2022:

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$11,742.1	$10,429.1	13%	13%
International Operated Markets	8,668.1	8,111.9	7	13
International Developmental Licensed Markets & Corporate	7,640.4	6,946.7	10	18
Total	$28,050.6	$25,487.7	10%	14%

Ownership type
Conventional franchised	$20,345.7	$18,443.3	10%	13%
Developmental licensed	4,719.5	4,131.3	14	21
Foreign affiliated	2,985.4	2,913.1	2	13
Total	$28,050.6	$25,487.7	10%	14%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2023	2022
Franchised
U.S.	$1,361.9	$1,192.5	14%	14%
International Operated Markets	1,209.3	1,125.7	7	14
International Developmental Licensed Markets & Corporate	418.1	360.6	16	23
Total	$2,989.3	$2,678.8	12%	15%
Company-operated
U.S.	$109.1	$98.3	11%	11%
International Operated Markets	192.0	241.2	(20)	(16)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$301.2	$343.2	(12)%	(9)%
Total restaurant margins
U.S.	$1,471.0	$1,290.8	14%	14%
International Operated Markets	1,401.3	1,366.9	3	9
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,290.5	$3,022.0	9%	12%

n/m Not meaningful
•Total restaurant margins increased $268.5 million, or 9% (12% in constant currencies). Franchised margins represented over 90% of restaurant margin dollars.
•Results in all segments reflected strong sales-driven Franchised margins.
•Company-operated margins in the U.S. and International Operated Markets segment reflected strong positive sales performance, with results for the International Operated Markets segment more than offset by the impact of the Company's exit from Russia in the second quarter of 2022 and by ongoing inflationary cost pressures.
•Total restaurant margins included depreciation and amortization expense of $391.3 million.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses decreased $24.4 million, or 4% (2% in constant currencies). Results primarily reflect the comparison to prior year costs related to the 2022 Worldwide Owner/Operator convention.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.2% and 2.4% for the quarters ended 2023 and 2022, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended
	March 31,
	2023	2022
Gains on sales of restaurant businesses	$(13.1)	$(5.8)
Equity in earnings of unconsolidated affiliates	(39.2)	(31.3)
Asset dispositions and other (income) expense, net	0.4	(29.5)
Impairment and other charges (gains), net	180.5	127.1
Total	$128.6	$60.5
•Asset dispositions and other (income) expense, net primarily reflected the comparison to a prior year gain as a result of an increase to fair value of an existing restaurant joint venture in connection with the buyout of a joint venture partner within the International Operated Markets segment.
•Impairment and other charges (gains), net reflected $180 million of pre-tax restructuring charges related to Accelerating the Organization.
Results for the prior year reflected net pre-tax expenses of $127 million, primarily related to Russia.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended March 31,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,295.1	$1,151.0	13%	13%
International Operated Markets	1,192.7	1,129.2	6	12
International Developmental Licensed Markets & Corporate	44.6	32.4	38	n/m
Total	$2,532.4	$2,312.6	10%	14%
Operating margin	42.9%	40.8%

•Operating Income: Operating income increased $219.8 million, or 10% (14% in constant currencies). Results reflected $180 million of pre-tax restructuring charges related to Accelerating the Organization. Results for the prior year reflected $127 million of costs, primarily related to Russia.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended March 31,
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$2,532.4	$2,312.6	10%	14%
(Gains)/charges	180.5	127.1
Non-GAAP operating income	$2,712.9	$2,439.7	11%	15%

Non-GAAP operating margin	46.0%	43.1%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 23 of this report for details of the charges in this table.

•Excluding the current and prior year charges shown in the table above, operating income increased 11% (15% in constant currencies).
•U.S.: Operating income primarily reflected sales-driven growth in Franchised margins.
•International Operated Markets: Results reflected strong operating performance across the majority of the segment.
•International Developmental Licensed Markets & Corporate: Results reflected strong operating performance across the segment, led by Brazil and China.
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
The increase in non-GAAP operating margin was due primarily to sales-driven growth in Franchised margins.

Interest Expense
•Interest expense increased 15% (16% in constant currencies), primarily due to higher average interest rates as well as higher average debt balances when compared to the prior year.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2023	2022
Interest income	$(37.9)	$(2.6)
Foreign currency and hedging activity	(12.9)	(11.3)
Other (income) expense, net	(13.5)	498.0
Total	$(64.3)	$484.1

•Interest income increased, primarily due to higher average interest rates when compared to the prior year.
•Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
•Other (income) expense, net for the prior year included $500 million of nonoperating expense related to the settlement of a tax audit in France.

Income Taxes
•The effective income tax rate was 20.5% and 28.3% for the quarters ended March 31, 2023 and 2022, respectively.
•Excluding the tax impacts of current and prior year charges (as described within the Operating Income & Operating Margin Reconciliation on page 24 of this report) and the prior year nonoperating expense related to an international tax audit, the effective income tax rate for the quarters ended March 31, 2023 and 2022 was 20.9% and 21.3%, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $2.4 billion and exceeded capital expenditures by $1.9 billion. Cash provided by operations increased $287 million, primarily due to improved operating results.

Cash used for investing activities totaled $741 million, an increase of $187 million. The increase was primarily due to higher capital expenditures.

Cash used for financing activities totaled $558 million, a decrease of $3.3 billion. The decrease was primarily due to lower treasury stock purchases and $1.1 billion of debt issuances in the first quarter 2023 compared to $1.4 billion in debt repayments in the first quarter 2022.

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
To drive Systemwide sales, operating income and free cash flow growth, our business strategies – including the components of our Accelerating the Arches growth strategy – must be effective in maintaining and strengthening customer appeal and capturing additional market share. Whether these strategies are successful depends mainly on our System’s continued ability to:
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
•run great restaurants by driving efficiencies and expanding capacities while prioritizing health and safety;
•accelerate our existing strategies, including through growth opportunities; and
•evolve and adjust our strategies in response to, among other things, changing consumer behavior, and other events impacting our results of operations and liquidity.
If we are delayed or unsuccessful in evolving or executing against our strategies, if the execution of our strategies proves to be more difficult, costly or time consuming than expected, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
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
Our investments to transform and enhance the customer experience, including through technology, may not generate the expected results.
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
We compete primarily on the basis of product choice, quality, affordability, service and location. In particular, we believe our ability to compete successfully in the current market environment depends on our ability to improve existing products, successfully develop and introduce new products, price our products appropriately, deliver a relevant customer experience, manage the complexity of our restaurant operations, manage our investments in restaurant development, technology, digital engagement and delivery, and respond effectively to our competitors’ actions or offerings or to unforeseen disruptive actions. There can be no assurance these strategies will be effective, and some strategies may be effective at improving some metrics while adversely affecting others, which could have the overall effect of harming our business.
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
We depend on the effectiveness of our supply chain management to assure a reliable and sufficient supply of quality products, equipment and other materials on favorable terms. Although many of these items are sourced from a wide variety of suppliers in countries around the world, certain items have limited suppliers, which may increase our reliance on those suppliers. Supply chain interruptions and related price increases have in the past and may in the future adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, inflationary pressures, unexpected increases in demand, transportation-related issues, labor-related issues, technology-related issues, weather-related events, natural disasters, acts of war, terrorism or other hostilities, or other factors beyond the control of us or our suppliers or franchisees. Interruptions in our System’s supply chain or ineffective contingency planning can increase our costs and/or limit the availability of products, equipment and other materials that are critical to our System’s operations or to restaurant development.
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
We are subject to legal and compliance risks and associated liability related to privacy and data protection requirements, including those associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. An increasing number of our markets have enacted new privacy and data protection requirements (including the European Union’s General Data Protection Regulation and various U.S. state-level laws), and further requirements are likely to be proposed or enacted in the future. Failure to comply with these privacy and data protection laws could result in legal proceedings and substantial penalties and materially adversely impact our financial results or brand perceptions.
MACROECONOMIC AND MARKET CONDITIONS
Unfavorable general economic conditions could adversely affect our business and financial results.
Our results of operations are substantially affected by economic conditions, including inflationary pressures, which can vary significantly by market and can impact consumer disposable income levels and spending habits. Economic conditions can be impacted by a variety of factors, including hostilities, epidemics, pandemics and actions taken by governments to manage national and international economic matters, whether through austerity, stimulus measures or trade measures, and initiatives intended to control wages, unemployment, credit availability, inflation, taxation and other economic drivers. Sustained adverse economic conditions or periodic adverse changes in economic conditions put pressure on our operating performance and business continuity disruption planning, and our business and financial results may suffer as a result.
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
The profitability of our Company-operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel and utilities, as well as distribution and other operating costs, including labor. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected and in the future could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef, chicken and pork, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand and other macroeconomic conditions, international commodity markets, food safety concerns, product recalls, government regulation, and acts of war, terrorism or other hostilities, all of which are beyond our control and, in many instances, unpredictable. Our System can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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
•the impact of our stock repurchase program or dividend rate; and
•the impact of corporate actions, including changes to our corporate structure, and market and third-party perceptions and assessments of such actions, including those we may take from time to time as we implement our business strategies in light of changing business, legal and tax considerations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 regarding these matters.

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting the Company's business, refer to the “Risk Factors" section in Part I, Item 2 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2023	1,509	$266.04	1,509	$9,384,005,522
February 1-28, 2023	1,237,905	267.98	1,237,905	9,052,266,351
March 1-31, 2023	935,551	269.69	935,551	8,799,954,379
Total	2,174,965	$268.72	2,174,965
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

Item 6. Exhibits

Exhibit No.		Description

(3)	Articles of incorporation; bylaws

	(a)	Restated Certificate of Incorporation, effective May 23, 2019, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2019.

	(b)	By-Laws, amended and restated effective January 18, 2023, incorporated herein by reference from Exhibit 3.2 of Form 8-K (File No. 001-05231), filed January 19, 2023.

(4)	Instruments defining the rights of securities holders, including indentures**

	(a)	Senior Debt Securities Indenture, dated October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, dated October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 (File No. 333-14141), filed October 15, 1996.

(10)	Material contracts

(a)
McDonald’s Corporation Directors’ Deferred Compensation Plan, amended and restated effective December 31, 2021, incorporated herein by reference from Exhibit 10(a) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.*

(b)
McDonald’s Corporation Board of Directors Deferred Compensation Plan, effective January 1, 2022, incorporated herein by reference from Exhibit 10(b) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.*

	(c)	McDonald’s Deferred Compensation Plan, effective January 1, 2017, incorporated herein by reference from Exhibit 10(b) of Form 10-K (File No. 001-05231), for the year ended December 31, 2016.*

(i)
First Amendment to the McDonald's Deferred Compensation Plan, effective May 1, 2018, incorporated herein by reference from Exhibit 10(b)(i) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2018.*

(d)
McDonald’s Amended and Restated Deferred Compensation Plan, effective May 26, 2020, incorporated herein by reference from Exhibit 10(c) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.*

(i)
First Amendment to the McDonald's Amended and Restated Deferred Compensation Plan, effective December 1, 2021, incorporated herein by reference from Exhibit 10(d)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.*

(e)
McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective September 1, 2001, incorporated herein by reference from Exhibit 10(c) of Form 10-K (File No. 001-05231), for the year ended December 31, 2001.*

(i)
First Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2002, incorporated herein by reference from Exhibit 10(c)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2002.*

(ii)
Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Exhibit 10(c)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2004.*

(f)
McDonald’s Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.*

(g)
McDonald’s Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan, effective May 21, 2020, incorporated herein by reference from Exhibit 10(g) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.*

(h)
Form of 2014 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(z) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2014.*

(i)
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.*

(j)
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018.*

(k)
McDonald’s Corporation Target Incentive Plan, amended and restated effective February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.*

(l)
McDonald’s Corporation Officer Severance Plan, amended and restated effective November 1, 2022, incorporated herein by reference from Exhibit 10(l) of Form 10-K (File No. 001-05231), for the year ended December 31, 2022.*

(m)
Form of 2019 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.*

(n) Separation Agreement and General Release between Stephen Easterbrook and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10.1 of Form 8-K filed November 4, 2019.*

(o)
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.*

(p)
Form of 2021 Executive Time-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(v) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2021.*

(q) Form of 2023 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, filed herewith.*

(r) Form of 2023 Executive Stock Option Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, filed herewith.*

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	18 U.S.C. 1350 Certification of Chief Executive Officer.

(32.2)	18 U.S.C. 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Denotes compensatory plan.
**
Certain instruments defining the rights of holders of long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. An agreement to furnish a copy of any such instruments upon request has been filed with the Securities and Exchange Commission.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	May 4, 2023	Ian F. Borden
Corporate Executive Vice President and Chief Financial Officer