Form 10-Q
period 2023-06-30
MCDONALDS CORP
filed 2023-08-02
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
728,763,452
(Number of shares of common stock
outstanding as of June 30, 2023)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and equivalents	$1,625.6	$2,583.8
Accounts and notes receivable	2,193.6	2,115.0
Inventories, at cost, not in excess of market	52.4	52.0
Prepaid expenses and other current assets	1,073.8	673.4
Total current assets	4,945.4	5,424.2
Other assets
Investments in and advances to affiliates	1,038.8	1,064.5
Goodwill	2,968.6	2,900.4
Miscellaneous	4,869.0	4,707.2
Total other assets	8,876.4	8,672.1
Lease right-of-use asset, net	12,518.7	12,565.7
Property and equipment
Property and equipment, at cost	42,131.0	41,037.6
Accumulated depreciation and amortization	(18,029.5)	(17,264.0)
Net property and equipment	24,101.5	23,773.6
Total assets	$50,442.0	$50,435.6
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$806.6	$980.2
Lease liability	687.2	661.1
Income taxes	385.4	274.9
Other taxes	245.0	255.1
Accrued interest	342.8	393.4
Accrued payroll and other liabilities	1,206.7	1,237.4
Total current liabilities	3,673.7	3,802.1
Long-term debt	35,710.1	35,903.5
Long-term lease liability	12,074.2	12,134.4
Long-term income taxes	552.7	791.9
Deferred revenues - initial franchise fees	769.1	757.8
Other long-term liabilities	1,041.8	1,051.8
Deferred income taxes	1,619.5	1,997.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,735.8	8,547.1
Retained earnings	61,436.6	59,543.9
Accumulated other comprehensive income (loss)	(2,455.6)	(2,486.6)
Common stock in treasury, at cost; 931.9 and 929.3 million shares	(72,732.5)	(71,624.4)
Total shareholders’ equity (deficit)	(4,999.1)	(6,003.4)
Total liabilities and shareholders’ equity (deficit)	$50,442.0	$50,435.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2023	2022	2023	2022
Revenues
Sales by Company-operated restaurants	$2,487.0	$2,112.8	$4,711.3	$4,415.2
Revenues from franchised restaurants	3,933.3	3,526.8	7,520.8	6,789.6
Other revenues	77.2	78.8	163.2	179.2
Total revenues	6,497.5	5,718.4	12,395.3	11,384.0
Operating costs and expenses
Company-operated restaurant expenses	2,091.3	1,769.8	4,014.4	3,729.0
Franchised restaurants-occupancy expenses	618.2	588.6	1,216.5	1,172.6
Other restaurant expenses	57.0	57.9	119.8	130.2
Selling, general & administrative expenses
Depreciation and amortization	95.2	93.0	194.5	185.7
Other	567.5	611.2	1,120.8	1,195.5
Other operating (income) expense, net	(35.8)	886.1	92.8	946.6
Total operating costs and expenses	3,393.4	4,006.6	6,758.8	7,359.6
Operating income	3,104.1	1,711.8	5,636.5	4,024.4
Interest expense	330.2	290.6	659.9	577.9
Nonoperating (income) expense, net	(42.8)	12.1	(107.1)	496.2
Income before provision for income taxes	2,816.7	1,409.1	5,083.7	2,950.3
Provision for income taxes	506.3	221.1	971.0	657.9
Net income	$2,310.4	$1,188.0	$4,112.7	$2,292.4
Earnings per common share-basic	$3.17	$1.61	$5.63	$3.10
Earnings per common share-diluted	$3.15	$1.60	$5.60	$3.08
Dividends declared per common share	$1.52	$1.38	$3.04	$2.76
Weighted-average shares outstanding-basic	729.6	737.5	730.3	740.0
Weighted-average shares outstanding-diluted	734.3	742.0	734.9	744.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Net income	$2,310.4	$1,188.0	$4,112.7	$2,292.4
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	39.8	(190.6)	54.8	(274.8)
Reclassification of (gain) loss to net income	—	504.1	—	504.1
Foreign currency translation adjustments-net of tax benefit (expense) of $18.2, $(178.0), $53.8 and $(237.0)	39.8	313.5	54.8	229.3
Cash flow hedges:
Gain (loss) recognized in AOCI	1.6	103.0	(6.9)	130.4
Reclassification of (gain) loss to net income	(4.4)	(18.3)	(12.6)	(28.4)
Cash flow hedges-net of tax benefit (expense) of $0.8, $(24.3), $5.3 and $(29.3)	(2.8)	84.7	(19.5)	102.0
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(3.2)	—	5.2	0.1
Reclassification of (gain) loss to net income	—	(2.7)	(9.5)	(4.1)
Defined benefit pension plans-net of tax benefit (expense) of $0.0, $0.1, $1.1 and $0.1	(3.2)	(2.7)	(4.3)	(4.0)
Total other comprehensive income (loss), net of tax	33.8	395.5	31.0	327.3
Comprehensive income	$2,344.2	$1,583.5	$4,143.7	$2,619.7
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Operating activities
Net income	$2,310.4	$1,188.0	$4,112.7	$2,292.4
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	492.2	462.2	982.7	941.9
Deferred income taxes	(152.5)	(136.3)	(238.6)	(186.8)
Share-based compensation	45.2	38.3	94.9	92.6
Other	(46.4)	234.2	(77.2)	306.2
Changes in working capital items	(975.6)	(1,168.3)	(780.5)	(694.9)
Cash provided by operations	1,673.3	618.1	4,094.0	2,751.4
Investing activities
Capital expenditures	(526.5)	(437.9)	(1,029.8)	(839.1)
Purchases of restaurant businesses	(114.0)	(110.5)	(211.6)	(197.2)
Sales of restaurant and other businesses	59.2	351.7	80.0	368.2
Sales of property	3.7	6.3	21.7	11.2
Other	(92.9)	(128.8)	(272.1)	(216.8)
Cash used for investing activities	(670.5)	(319.2)	(1,411.8)	(873.7)
Financing activities
Net short-term borrowings	(157.1)	310.1	(144.3)	316.1
Long-term financing issuances	—	1,874.5	1,054.3	1,874.5
Long-term financing repayments	(1,376.9)	(850.8)	(1,376.9)	(2,201.4)
Treasury stock purchases	(569.7)	(1,031.2)	(1,148.1)	(2,537.7)
Common stock dividends	(1,108.8)	(1,016.9)	(2,220.0)	(2,042.0)
Proceeds from stock option exercises	74.9	47.2	148.7	105.9
Other	43.8	(19.6)	34.1	(32.2)
Cash used for financing activities	(3,093.8)	(686.7)	(3,652.2)	(4,516.8)
Effect of exchange rates on cash and cash equivalents	8.5	(75.4)	11.8	(197.6)
Cash and equivalents increase (decrease)	(2,082.5)	(463.2)	(958.2)	(2,836.7)
Cash and equivalents at beginning of period	3,708.1	2,335.7	2,583.8	4,709.2
Cash and equivalents at end of period	$1,625.6	$1,872.5	$1,625.6	$1,872.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2021	1,660.6	$16.6	$8,231.6	$57,534.7	$(179.5)	$(24.8)	$(2,369.4)	(915.8)	$(67,810.2)	$(4,601.0)
Net income				2,292.4						2,292.4
Other comprehensive income (loss), net of tax					(4.0)	102.0	229.3			327.3
Comprehensive income										2,619.7
Common stock cash dividends ($2.76 per share)				(2,042.0)						(2,042.0)
Treasury stock purchases								(10.4)	(2,537.7)	(2,537.7)
Share-based compensation			92.6							92.6
Stock option exercises and other			54.5					1.3	44.1	98.6
Balance at June 30, 2022	1,660.6	$16.6	$8,378.7	$57,785.1	$(183.5)	$77.2	$(2,140.1)	(924.9)	$(70,303.8)	$(6,369.8)

For the six months ended June 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2022	1,660.6	$16.6	$8,547.1	$59,543.9	$(298.2)	$30.7	$(2,219.1)	(929.3)	$(71,624.4)	$(6,003.4)
Net income				4,112.7						4,112.7
Other comprehensive income (loss), net of tax					(4.3)	(19.5)	54.8			31.0
Comprehensive income										4,143.7
Common stock cash dividends ($3.04 per share)				(2,220.0)						(2,220.0)
Treasury stock purchases								(4.2)	(1,163.0)	(1,163.0)
Share-based compensation			94.9							94.9
Stock option exercises and other			93.8					1.6	54.9	148.7
Balance at June 30, 2023	1,660.6	$16.6	$8,735.8	$61,436.6	$(302.5)	$11.2	$(2,164.3)	(931.9)	$(72,732.5)	$(4,999.1)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2022	1,660.6	$16.6	$8,307.1	$57,614.0	$(180.8)	$(7.5)	$(2,453.6)	(921.1)	$(69,286.6)	$(5,990.8)
Net income				1,188.0						1,188.0
Other comprehensive income (loss), net of tax					(2.7)	84.7	313.5			395.5
Comprehensive income										1,583.5
Common stock cash dividends ($1.38 per share)				(1,016.9)						(1,016.9)
Treasury stock purchases								(4.3)	(1,031.2)	(1,031.2)
Share-based compensation			38.3							38.3
Stock option exercises and other			33.3					0.5	14.0	47.3
Balance at June 30, 2022	1,660.6	$16.6	$8,378.7	$57,785.1	$(183.5)	$77.2	$(2,140.1)	(924.9)	$(70,303.8)	$(6,369.8)

For the quarter ended June 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2023	1,660.6	$16.6	$8,635.5	$60,235.0	$(299.3)	$14.0	$(2,204.1)	(930.5)	$(72,173.8)	$(5,776.1)
Net income				2,310.4						2,310.4
Other comprehensive income (loss), net of tax					(3.2)	(2.8)	39.8			33.8
Comprehensive income										2,344.2
Common stock cash dividends ($1.52 per share)				(1,108.8)						(1,108.8)
Treasury stock purchases								(2.0)	(578.5)	(578.5)
Share-based compensation			45.2							45.2
Stock option exercises and other			55.1					0.6	19.8	74.9
Balance at June 30, 2023	1,660.6	$16.6	$8,735.8	$61,436.6	$(302.5)	$11.2	$(2,164.3)	(931.9)	$(72,732.5)	$(4,999.1)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2023 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2023	2022
Conventional franchised	21,719	21,621
Developmental licensed	8,357	7,918
Foreign affiliated	8,598	8,125
Total Franchised	38,674	37,664
Company-operated	2,127	2,032
Total Systemwide restaurants	40,801	39,696

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.7 million shares and 4.5 million shares for the quarters ended 2023 and 2022, respectively, and 4.6 million shares and 4.8 million shares for the six months ended 2023 and 2022, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.2 million shares and 1.6 million shares for the quarters ended 2023 and 2022, respectively, and 2.1 million shares and 1.6 million shares for the six months ended 2023 and 2022, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and six months ended June 30, 2023 that are of significance or potential significance to the Company.

Accelerating the Organization
In January 2023, the Company announced an evolution of its successful Accelerating the Arches strategy. Enhancements to the strategy include the addition of Restaurant Development to the Company’s growth pillars and an internal effort to modernize ways of working, Accelerating the Organization, both of which are aimed at elevating the Company’s performance. Accelerating the Organization is designed to unlock further growth as the Company focuses on becoming faster, more innovative and more efficient for the benefit of our customers and people.
The Company expects to incur up to $250 million of expenses related to this strategic initiative in 2023, of which $199 million was incurred in the six months ended June 30, 2023. These expenses were recorded in the Other operating (income) expense, net line within the consolidated statement of income. Restructuring expenses primarily consist of employee termination benefits, costs to terminate contracts, including lease terminations, and professional services and other costs. Professional services and other costs primarily relate to expenses incurred for legal and consulting activities. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Other Related Costs	Total
2023
Beginning Balance	$—	$—	$—	$—
Restructuring Costs Incurred	110.3	26.9	43.3	180.5
Cash Payments	(1.5)	(1.4)	(0.3)	(3.2)
Other Non-Cash Items	—	—	(14.1)	(14.1)
Accrued Balance at March 31, 2023	$108.8	$25.5	$28.9	$163.2
Restructuring Costs Incurred	(8.8)	5.6	21.9	18.7
Cash Payments	(27.7)	(11.7)	(46.8)	(86.2)
Other Non-Cash Items	—	—	(2.5)	(2.5)
Accrued Balance at June 30, 2023	$72.3	$19.4	$1.5	$93.2
Of the $199 million of restructuring costs incurred in the six months ended June 30, 2023, $62 million was recorded in the U.S., $72 million was recorded in the International Operated Markets segment and $65 million was recorded in the International Developmental Licensed Markets & Corporate segment, the majority of which was recorded at Corporate.
Substantially all of the accrued restructuring balance recorded at June 30, 2023, related to the Company’s Accelerating the Organization initiative, is expected to be paid out by the end of 2023.
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

Income Taxes
The effective income tax rate was 18.0% and 15.7% for the quarters ended 2023 and 2022, respectively, and 19.1% and 22.3% for the six months ended 2023 and 2022, respectively. The effective tax rate for both periods 2023 reflected a tax benefit of $55 million related to the remeasurement of certain deferred tax liabilities. The six months 2023 also reflected a tax benefit of $50 million on restructuring charges related to Accelerating the Organization.
The effective tax rate for the quarter and six months 2022 reflected $214 million and $239 million, respectively, of net tax benefits related to the sale of the Company’s Russia and Dynamic Yield businesses, as well as approximately $50 million of net tax benefits related to global tax audit progression. The six months 2022 were also unfavorably impacted by the non-deductible $537 million of nonoperating expense related to the settlement of a tax audit in France.

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
At June 30, 2023, the fair value of the Company’s debt obligations was estimated at $33.6 billion, compared to a carrying amount of $35.7 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2023	December 31, 2022	Balance Sheet Classification	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$12.4	$53.3	Accrued payroll and other liabilities	$(29.9)	$(17.9)
Interest rate	Prepaid expenses and other current assets	13.6	—	Accrued payroll and other liabilities	(7.7)	—
Foreign currency	Miscellaneous other assets	12.0	28.7	Other long-term liabilities	(7.6)	(30.7)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(81.1)	(91.5)
Total derivatives designated as hedging instruments		$38.0	$82.0		$(126.3)	$(140.1)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$231.3	$200.5	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	1.3	—	Accrued payroll and other liabilities	—	(1.6)
Equity	Miscellaneous other assets	—	—
Total derivatives not designated as hedging instruments		$232.6	$200.5		$—	$(1.6)
Total derivatives		$270.6	$282.5		$(126.3)	$(141.7)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the six months ended June 30, 2023 and 2022, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2023	2022	2023	2022	2023	2022
Foreign currency	Nonoperating income/expense	$(22.3)	$101.8	$15.8	$38.8
Interest rate	Interest expense	13.6	66.1	0.3	(2.2)
Cash flow hedges		$(8.7)	$167.9	$16.1	$36.6

Foreign currency denominated debt	Nonoperating income/expense	$(293.5)	$1,015.2
Foreign currency derivatives	Nonoperating income/expense	45.8	27.4
Foreign currency derivatives(1)	Interest expense					$11.1	$4.4
Net investment hedges		$(247.7)	$1,042.6			$11.1	$4.4

Foreign currency	Nonoperating income/expense					$2.9	$6.5
Equity	Selling, general & administrative expenses					$31.1	$(23.3)
Undesignated derivatives						$34.0	$(16.8)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by the use of interest rate swaps. At June 30, 2023, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.0 billion, which included a decrease of $88.8 million of cumulative hedging adjustments. For the six months ended June 30, 2023, the Company recognized a $2.7 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2023, the Company had foreign currency derivatives outstanding with an equivalent notional amount of $1.7 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of June 30, 2023, the Company had derivatives outstanding with a notional amount of $500 million that hedge a portion of forecasted cash flows.
Based on market conditions at June 30, 2023, the $11.3 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2023, $13.4 billion of the Company's third-party foreign currency denominated debt, $1.0 billion of the Company's intercompany foreign currency denominated debt and $652 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2023 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2023, the Company was required to post $99 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022

Rents	$2,508.8	$2,275.2	$4,778.6	$4,356.3
Royalties	1,410.3	1,239.6	2,713.3	2,408.3
Initial fees	14.2	12.0	28.9	25.0
Revenues from franchised restaurants	$3,933.3	$3,526.8	$7,520.8	$6,789.6

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of June 30, 2023.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, the Netherlands, Spain and the U.K. The segment is 89% franchised as of June 30, 2023. During the second quarter of 2022, the Company completed the sale of its business in Russia, resulting in a total exit from the market.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System. Corporate activities are also reported in this segment. The segment is 98% franchised as of June 30, 2023.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2023	2022	2023	2022
Revenues
U.S.	$2,701.2	$2,410.0	$5,188.8	$4,585.6
International Operated Markets	3,155.6	2,747.5	5,950.4	5,669.6
International Developmental Licensed Markets & Corporate	640.7	560.9	1,256.1	1,128.8
Total revenues	$6,497.5	$5,718.4	$12,395.3	$11,384.0
Operating Income
U.S.	$1,494.9	$1,319.9	$2,790.0	$2,470.9
International Operated Markets	1,517.5	136.3	2,710.2	1,265.5
International Developmental Licensed Markets & Corporate	91.7	255.6	136.3	288.0
Total operating income*	$3,104.1	$1,711.8	$5,636.5	$4,024.4
* Results for the quarter and six months 2023 reflected $18 million and $198 million, respectively, primarily related to pre-tax restructuring charges related to Accelerating the Organization. Results for 2022 included pre-tax charges of $1,153 million for the quarter and $1,281 million for the six months related to the sale of the Company's business in Russia, as well as $271 million of pre-tax gains in both periods related to the Company's sale of its Dynamic Yield business.
.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 40,801 McDonald's restaurants at June 30, 2023, approximately 95% were franchised.
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

Growth Pillars

The following growth pillars, M-C-D, build on the Company’s historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:

•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of the Company’s brand, food and purpose. This is exemplified by campaigns that elevate the entire brand and continue to be repeated and scaled around the globe, connecting with customers in authentic and relatable ways. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand and is especially important to customers in uncertain economic environments.

•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving the Company’s iconic products, such as its World Famous Fries, the Big Mac, Chicken McNuggets and the McFlurry. Globally, the Company possesses over 10 of these "billion-dollar brand equities." The Company continues to improve on its classics, including by implementing a series of operational and formulation changes designed to deliver hotter, juicer, tastier burgers around the globe. While leaning into core icons like Chicken McNuggets, the Company will continue to focus on scaling emerging equities such as the McSpicy and McCrispy Chicken Sandwiches. The Company also continues to see a significant opportunity with coffee, demonstrated by markets leveraging the McCafé brand, customer experience, value and quality to drive long-term growth.

•Double Down on the 4D's: Digital, Delivery, Drive Thru and, the recently added, Restaurant Development by leveraging the Company’s competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. To unlock further growth, the Company expects to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the second quarter of 2023, digital channels (the mobile app, delivery and kiosk) comprised almost 40% of Systemwide sales in the Company’s top six markets, representing over $8 billion in digital Systemwide sales.

◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in. Through the digital tools, customers can access personalized offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. A digital enhancement piloting in the U.S. enables crew to begin assembling a customer’s mobile order prior to their arrival at the restaurant to expedite service and elevate customer satisfaction. Additionally, the Company has successful loyalty programs in over 50 markets around the world, including all of its top six markets. The Company’s loyalty customers have proven to be highly engaged, with over 52 million active loyalty members across the Company’s top six markets during the second quarter of 2023, including over 30 million in the U.S.

◦Delivery: Delivery is offered in over 35,000 restaurants across about 100 markets, representing over 85% of McDonald’s restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including by adding the ability to place a delivery order on the McDonald's mobile app (a feature that is available in some of the Company’s largest markets, including the U.S., the U.K., Canada and Australia). The Company has also put in place long-term strategic partnerships with delivery providers such as UberEats, DoorDash, Just Eat Takeaway.com and Deliveroo. These partnerships continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company has drive thru locations in over 27,000 restaurants globally, including nearly 95% of the approximately 13,500 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.

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

Foundation
Foundational to the Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with a relentless focus on running great restaurants, empowering its people and continuing to modernize our ways of working through Accelerating the Organization.
These efforts, coupled with continued investments in digital, innovation and the Global Business Services organization, are designed to enhance the customer experience and deliver long-term profitable growth for all stakeholders. The Strategy is aligned with the Company’s capital allocation philosophy of investing in opportunities to grow the business (through new restaurants and reinvesting in existing restaurants) and returning free cash flow to shareholders over time through dividends and share repurchases.
The Company believes the Strategy builds on its inherent strengths by harnessing its competitive advantages while leveraging its size, scale and agility to adapt and adjust to an uncertain macroenvironment to meet customer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.
Second Quarter and Six Months 2023 Financial Performance
Global comparable sales increased 11.7% for the quarter and 12.2% for the six months.
•U.S. comparable sales increased 10.3% for the quarter and 11.4% for the six months. Comparable sales results for both periods benefited from strategic menu price increases and positive guest counts. Successful restaurant level execution, culturally relevant brand and marketing campaigns and continued digital and delivery growth contributed to strong comparable sales results.
•International Operated Markets segment comparable sales increased 11.9% for the quarter and 12.3% for the six months. Segment performance in both periods was driven by strong comparable sales in most markets, led by the U.K. and Germany.
•International Developmental Licensed Markets segment comparable sales increased 14.0% for the quarter and 13.3% for the six months. Both periods reflected strong comparable sales in all geographic regions, led by China.
In addition to the comparable sales results, the Company had the following financial results for the quarter and six months:
•Consolidated revenues increased 14% (14% in constant currencies) for the quarter and 9% (11% in constant currencies) for the six months.
•Systemwide sales increased 12% (13% in constant currencies) for the quarter and 10% (13% in constant currencies) for the six months.
•Consolidated operating income increased 81% (82% in constant currencies) for the quarter and 40% (43% in constant currencies) for the six months. Excluding current and prior year charges and gains detailed in the Operating Income and Operating Margin section on page 29 of this report, consolidated operating income increased 20% (21% in constant currencies) for the quarter and 16% (18% in constant currencies) for the six months.

•Diluted earnings per share was $3.15 for the quarter, an increase of 97% (98% in constant currencies) and $5.60 for the six months, an increase of 82% (85% in constant currencies). Excluding current and prior year items detailed in the Net Income and Diluted Earnings Per Share section on page 22 of this report, diluted earnings per share for the quarter was $3.17, an increase of 24% (25% in constant currencies) and $5.80, an increase of 20% (21% in constant currencies), for the six months.
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
•Comparable sales and comparable guest counts are compared to the same period in the prior year and represent sales and transactions, respectively, at all restaurants, whether operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters, pandemics and acts of war, terrorism or other hostilities. Restaurants in Russia were treated as permanently closed as of April 1, 2022 and therefore excluded from the calculation of comparable sales and comparable guest counts beginning in the second quarter of 2022. Comparable sales exclude the impact of currency translation and the sales of any market considered hyperinflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Beginning in the first quarter of 2023, McDonald's excluded results from Argentina and Lebanon in the calculation of comparable sales due to hyperinflation (Venezuela continues to be excluded). Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Six Months Ended
Dollars in millions, except per share data	June 30, 2023		June 30, 2023
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,487.0	18%	$4,711.3	7%
Revenues from franchised restaurants	3,933.3	12	7,520.8	11
Other revenues	77.2	(2)	163.2	(9)
Total revenues	6,497.5	14	12,395.3	9
Operating costs and expenses
Company-operated restaurant expenses	2,091.3	18	4,014.4	8
Franchised restaurants-occupancy expenses	618.2	5	1,216.5	4
Other restaurant expenses	57.0	(2)	119.8	(8)
Selling, general & administrative expenses
Depreciation and amortization	95.2	2	194.5	5
Other	567.5	(7)	1,120.8	(6)
Other operating (income) expense, net	(35.8)	n/m	92.8	(90)
Total operating costs and expenses	3,393.4	(15)	6,758.8	(8)
Operating income	3,104.1	81	5,636.5	40
Interest expense	330.2	14	659.9	14
Nonoperating (income) expense, net	(42.8)	n/m	(107.1)	n/m
Income before provision for income taxes	2,816.7	100	5,083.7	72
Provision for income taxes	506.3	n/m	971.0	48
Net income	$2,310.4	94%	$4,112.7	79%
Earnings per common share-basic	$3.17	97%	$5.63	82%
Earnings per common share-diluted	$3.15	97%	$5.60	82%
n/m Not meaningful

Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the six months continued to reflect the weakening of all major currencies against the U.S. Dollar. For the quarter, the weakening of most major currencies was mostly offset by the strengthening of the Euro.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2023	2022	2023
Revenues	$6,497.5	$5,718.4	$(48.5)
Company-operated margins	395.7	343.0	(6.1)
Franchised margins	3,315.1	2,938.2	(12.1)
Selling, general & administrative expenses	662.7	704.2	0.6
Operating income	3,104.1	1,711.8	(18.2)
Net income	2,310.4	1,188.0	(19.4)
Earnings per share-diluted	$3.15	$1.60	$(0.01)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2023	2022	2023
Revenues	$12,395.3	$11,384.0	$(263.5)
Company-operated margins	696.9	686.2	(17.9)
Franchised margins	6,304.3	5,617.0	(106.9)
Selling, general & administrative expenses	1,315.3	1,381.2	9.6
Operating income	5,636.5	4,024.4	(117.2)
Net income	4,112.7	2,292.4	(74.2)
Earnings per share-diluted	$5.60	$3.08	$(0.10)

Net Income and Diluted Earnings per Share
For the quarter, net income increased 94% (95% in constant currencies) to $2,310.4 million, and diluted earnings per share increased 97% (98% in constant currencies) to $3.15. Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.
For the six months, net income increased 79% (83% in constant currencies) to $4,112.7 million, and diluted earnings per share increased 82% (85% in constant currencies) to $5.60. Foreign currency translation had a negative impact of $0.10 on diluted earnings per share.
Results for 2023 included the following:
•Pre-tax restructuring charges of $18 million, or $0.02 per share, for the quarter and $198 million, or $0.20 per share, for the six months, primarily related to Accelerating the Organization
Results for 2022 included the following:
•Pre-tax charges of $1,153 million, or $1.30 per share, for the quarter and $1,281 million, or $1.43 per share, for the six months, related to the sale of the Company's business in Russia
•Pre-tax gain of $271 million, or $0.40 per share, for the quarter and six months, related to the Company's sale of its Dynamic Yield business
•$37 million, or $0.05 per share, for the quarter and $537 million, or $0.72 per share, for the six months, of nonoperating expense related to the settlement of a tax audit in France
Excluding the above items, results for both periods reflected strong operating performance driven primarily by higher sales-driven Franchised margins.
During the quarter, the Company repurchased 2.0 million shares of stock for $578.6 million, bringing total purchases for the six months to 4.2 million shares, or $1.2 billion. Additionally, the Company paid a quarterly dividend of $1.52 per share, or $1.1 billion, bringing total dividends paid for the six months to $2.2 billion.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended June 30,
	Net Income				Earnings per share - diluted
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,310.4	$1,188.0	94%	95%	$3.15	$1.60	97%	98%
(Gains)/charges	13.7	668.6			0.02	0.90
Tax Settlement	—	37.2			—	0.05
Non-GAAP	$2,324.1	$1,893.8	23%	23%	$3.17	$2.55	24%	25%

	Six Months Ended June 30,
	Net Income				Earnings per share - diluted
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$4,112.7	$2,292.4	79%	83%	$5.60	$3.08	82%	85%
(Gains)/charges	148.1	770.7			0.20	1.03
Tax Settlement	—	537.2			—	0.72
Non-GAAP	$4,260.8	$3,600.3	18%	21%	$5.80	$4.83	20%	21%

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
Franchised restaurants represented 95% of McDonald's restaurants worldwide at June 30, 2023. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended June 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$823.1	$704.6	17%	17%
International Operated Markets	1,461.5	1,223.1	19	22
International Developmental Licensed Markets & Corporate	202.4	185.1	9	14
Total	$2,487.0	$2,112.8	18%	19%
Franchised revenues
U.S.	$1,830.8	$1,663.4	10%	10%
International Operated Markets	1,664.2	1,496.2	11	11
International Developmental Licensed Markets & Corporate	438.3	367.2	19	23
Total	$3,933.3	$3,526.8	12%	12%
Total Company-operated sales and Franchised revenues
U.S.	$2,653.9	$2,368.0	12%	12%
International Operated Markets	3,125.7	2,719.3	15	16
International Developmental Licensed Markets & Corporate	640.7	552.3	16	20
Total	$6,420.3	$5,639.6	14%	15%

Total Other revenues	$77.2	$78.8	(2)%	(1)%

Total Revenues	$6,497.5	$5,718.4	14%	14%

Six Months Ended June 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$1,584.4	$1,343.6	18%	18%
International Operated Markets	2,731.9	2,703.8	1	5
International Developmental Licensed Markets & Corporate	395.0	367.8	7	13
Total	$4,711.3	$4,415.2	7%	10%
Franchised revenues
U.S.	$3,509.3	$3,156.9	11%	11%
International Operated Markets	3,150.4	2,899.5	9	12
International Developmental Licensed Markets & Corporate	861.1	733.2	17	23
Total	$7,520.8	$6,789.6	11%	13%
Total Company-operated sales and Franchised revenues
U.S.	$5,093.7	$4,500.5	13%	13%
International Operated Markets	5,882.3	5,603.3	5	9
International Developmental Licensed Markets & Corporate	1,256.1	1,101.0	14	19
Total	$12,232.1	$11,204.8	9%	11%

Total Other revenues	$163.2	$179.2	(9)%	(7)%

Total Revenues	$12,395.3	$11,384.0	9%	11%
•Total Company-operated sales and franchised revenues increased 14% (15% in constant currencies) for the quarter and increased 9% (11% in constant currencies) for the six months, with both periods benefiting from strong sales performance across all segments. Revenue growth in the International Operated Markets segment for the six months was partly offset by the impact of the Company's exit from Russia in the second quarter of 2022.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2023 and 2022:

	Increase/(Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S.	10.3%	3.7%	11.4%	3.6%
International Operated Markets	11.9	13.0	12.3	16.4
International Developmental Licensed Markets & Corporate	14.0	16.0	13.3	15.3
Total	11.7%	9.7%	12.2%	10.7%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2023:

SYSTEMWIDE SALES*
	Quarter Ended June 30, 2023		Six Months Ended June 30, 2023
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	11%	11%	12%	12%
International Operated Markets	13	13	8	12
International Developmental Licensed Markets & Corporate	13	17	11	17
Total	12%	13%	10%	13%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and six months ended June 30, 2023 and 2022:

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$12,788.9	$11,598.7	10%	10%
International Operated Markets	9,714.8	8,696.1	12	12
International Developmental Licensed Markets & Corporate	7,889.0	6,995.7	13	17
Total	$30,392.7	$27,290.5	11%	12%

Ownership type
Conventional franchised	$22,411.8	$20,152.6	11%	11%
Developmental licensed	5,069.3	4,561.9	11	13
Foreign affiliated	2,911.6	2,576.0	13	19
Total	$30,392.7	$27,290.5	11%	12%

Six Months Ended June 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$24,531.0	$22,027.8	11%	11%
International Operated Markets	18,382.9	16,808.0	9	13
International Developmental Licensed Markets & Corporate	15,529.4	13,942.4	11	17
Total	$58,443.3	$52,778.2	11%	13%

Ownership type
Conventional franchised	$42,757.5	$38,595.9	11%	12%
Developmental licensed	9,788.8	8,693.2	13	17
Foreign affiliated	5,897.0	5,489.1	7	16
Total	$58,443.3	$52,778.2	11%	13%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2023	2022
Franchised
U.S.	$1,509.8	$1,351.6	12%	12%
International Operated Markets	1,371.9	1,224.5	12	12
International Developmental Licensed Markets & Corporate	433.4	362.1	20	23
Total	$3,315.1	$2,938.2	13%	13%
Company-operated
U.S.	$124.8	$112.2	11%	11%
International Operated Markets	262.7	223.5	18	20
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$395.7	$343.0	15%	17%
Total restaurant margins
U.S.	$1,634.6	$1,463.8	12%	12%
International Operated Markets	1,634.6	1,448.0	13	13
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,710.8	$3,281.2	13%	14%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2023	2022
Franchised
U.S.	$2,871.6	$2,544.1	13%	13%
International Operated Markets	2,581.2	2,350.2	10	13
International Developmental Licensed Markets & Corporate	851.5	722.7	18	23
Total	$6,304.3	$5,617.0	12%	14%
Company-operated
U.S.	$233.9	$210.5	11%	11%
International Operated Markets	454.7	464.7	(2)	2
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$696.9	$686.2	2%	4%
Total restaurant margins
U.S.	$3,105.5	$2,754.6	13%	13%
International Operated Markets	3,035.9	2,814.9	8	11
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$7,001.2	$6,303.2	11%	13%
n/m Not meaningful
•Results in all segments reflected strong sales-driven Franchised margins for both periods. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-operated margins in the U.S. and International Operated Markets segment reflected strong sales performance in both periods, partly offset by ongoing inflationary cost pressures. Results for the six months in the International Operated Markets segment in constant currencies were mostly offset by the impact of the Company's exit from Russia in the second quarter of 2022.

•Total restaurant margins included depreciation and amortization expense of $396.9 million and $788.2 million for the quarter and six months, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses decreased $41.5 million, or 6% (6% in constant currencies), for the quarter and decreased $65.9 million, or 5% (4% in constant currencies), for the six months. Results for both periods primarily reflected the comparison to prior year costs related to the 2022 Worldwide Owner/Operator convention and proxy contest, partly offset by higher current year incentive-based compensation expense.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.1% and 2.4% for the six months ended 2023 and 2022, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gains on sales of restaurant businesses	$(25.3)	$(8.9)	$(38.4)	$(14.7)
Equity in earnings of unconsolidated affiliates	(33.5)	(19.9)	(72.7)	(51.2)
Asset dispositions and other (income) expense, net	5.0	32.2	5.4	2.7
Impairment and other charges (gains), net	18.0	882.7	198.5	1,009.8
Total	$(35.8)	$886.1	$92.8	$946.6
•Gains on sales of restaurant businesses increased for both periods, primarily due to higher restaurant sales in the International Operated Markets segment and in the U.S.
•Equity in earnings of unconsolidated affiliates increased in both periods, primarily due to recovery from the impact of COVID-19 in China in the prior year.
•Asset dispositions and other (income) expense, net for the quarter primarily reflected the comparison to prior year costs incurred to support the Company’s business in Ukraine.
•Impairment and other charges (gains), net reflected $18 million and $198 million for the quarter and six months, respectively, primarily related to pre-tax restructuring charges related to Accelerating the Organization.
Results for the quarter and six months 2022 reflected $1,153 million and $1,281 million, respectively, of pre-tax charges related to the sale of the Company's business in Russia. Results for both periods 2022 also reflected a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended June 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,494.9	$1,319.9	13%	13%
International Operated Markets	1,517.5	136.3	n/m	n/m
International Developmental Licensed Markets & Corporate	91.7	255.6	(64)	(58)
Total	$3,104.1	$1,711.8	81%	82%

Six Months Ended June 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,790.0	$2,470.9	13%	13%
International Operated Markets	2,710.2	1,265.5	n/m	n/m
International Developmental Licensed Markets & Corporate	136.3	288.0	(53)	(38)
Total	$5,636.5	$4,024.4	40%	43%

Operating margin	45.5%	35.4%

•Operating Income: Operating income increased $1,392.3 million, or 81% (82% in constant currencies), for the quarter and increased $1,612.1 million, or 40% (43% in constant currencies), for the six months. Results reflected $18 million for the quarter and $198 million for the six months, primarily related to pre-tax restructuring charges related to Accelerating the Organization.

Results for the quarter and six months 2022 reflected $1,153 million and $1,281 million, respectively, of pre-tax charges related to the sale of the Company's business in Russia. Results for both periods 2022 also reflected a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended June 30,				Six Months Ended June 30,
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$3,104.1	$1,711.8	81%	82%	$5,636.5	$4,024.4	40%	43%
Restructuring charge	18.0	—			198.5	—
Russia sale charge	—	1,153.4			—	1,280.5
Dynamic Yield sale gain	—	(270.7)			—	(270.7)
Total (gains)/charges	18.0	882.7			198.5	1,009.8
Non-GAAP operating income	$3,122.1	$2,594.5	20%	21%	$5,835.0	$5,034.2	16%	18%

Non-GAAP operating margin					47.1%	44.2%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 28 for details of the gains and charges in this table.

•Excluding the current and prior year charges and gains shown in the table above, operating income increased 20% (21% in constant currencies), for the quarter and increased 16% (18% in constant currencies), for the six months. Positive operating results across all segments was due primarily to strong sales-driven growth in Franchised margins.
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

The increase in non-GAAP operating margin was due primarily to sales-driven growth in Franchised margins and lower selling, general and administrative expenses.

Interest Expense
•Interest expense increased 14% (14% in constant currencies) for the quarter and 14% (15% in constant currencies) for the six months. Results for both periods reflected higher average interest rates and higher average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income	$(36.9)	$(4.6)	$(74.8)	$(7.2)
Foreign currency and hedging activity	(6.6)	(27.0)	(19.5)	(38.3)
Other (income) expense, net	0.7	43.7	(12.8)	541.7
Total	$(42.8)	$12.1	$(107.1)	$496.2
•Interest income for both periods increased due to higher average interest rates.
•Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
•Other (income) expense, net for 2022 included $37 million for the quarter and $537 million for the six months of nonoperating expense related to the settlement of a tax audit in France.

Income Taxes

•The effective income tax rate was 18.0% and 15.7% for the quarters ended 2023 and 2022, respectively, and 19.1% and 22.3% for the six months ended 2023 and 2022, respectively. The effective tax rate for both periods of 2023 reflected a tax benefit of $55 million related to the remeasurement of certain deferred tax liabilities. Both periods of 2022 reflected approximately $50 million of net tax benefits related to global tax audit progression.

•Excluding the tax impacts of current and prior year charges and gains (as described within the Operating Income & Operating Margin Reconciliation on page 29) and the prior year nonoperating expense related to the settlement of a tax audit in France, the effective income tax rate was 18.0% and 18.7% for the quarters ended 2023 and 2022, respectively, and 19.3% and 19.9% for the six months ended 2023 and 2022, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending such as capital expenditures, debt repayments, dividends and share repurchases.

Cash provided by operations totaled $4.1 billion and exceeded capital expenditures by $3.1 billion for the six months 2023. Cash provided by operations increased $1.3 billion compared with the six months 2022, primarily due to improved operating results.

Cash used for investing activities totaled $1.4 billion for the six months 2023, an increase of $538.1 million compared with the six months 2022. The increase was primarily due to higher capital expenditures in the six months 2023 and proceeds from the sale of Dynamic Yield in the six months 2022.

Cash used for financing activities totaled $3.7 billion for the six months 2023, a decrease of $864.6 million compared with the six months 2022. The decrease was primarily due to lower treasury stock purchases, partly offset by higher net debt repayments.

Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2023.
•The Company expects net restaurant unit expansion will contribute about 1.5% to 2023 Systemwide sales growth, in constant currencies.
•The Company expects full year 2023 selling, general and administrative expenses of about 2.2% to 2.3% of Systemwide sales.
•The Company expects 2023 operating margin percent to be about 45%. Excluding restructuring charges related to Accelerating the Organization, adjusted operating margin is expected to be about 46%.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2023 to increase between 10% and 12%, driven by higher average debt balances and higher average interest rates.
•The Company expects the effective income tax rate for the full year 2023 to be in the 19% to 21% range. Some volatility may result in a quarterly tax rate outside of the annual range.
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
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive regulations involving, among other matters, restaurant operations, product packaging, marketing, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. We also are subject to increasing public focus, including by governmental and non-governmental organizations, on environmental, social responsibility and corporate governance matters. Our success depends in part on our ability to manage the impact of regulations and other initiatives that can affect our business plans and operations, which have increased and may continue to increase our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
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

Our business is subject to an increasing focus on environmental and social impact matters.
In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations and investors – on environmental and social impact matters. A failure, whether real or perceived, to address environmental and social impact matters or to achieve progress on our environmental and social impact initiatives on the anticipated timing or at all, could adversely affect our business, including by heightening other risks disclosed in these Risk Factors, such as those related to consumer behavior, consumer perceptions of our brand, labor availability and costs, supply chain interruptions, commodity costs, and legal and regulatory complexity. Conversely, our taking a position, whether real or perceived, on environmental and social impact, public policy, geopolitical and similar matters could also adversely impact our business.
The standards we set for ourselves regarding environmental and social impact matters, and our ability to meet such standards, may also impact our business. For example, we are working to manage risks and costs to our System related to climate change, greenhouse gases, and diminishing energy and water resources, and we have announced initiatives relating to, among other things, climate action, sustainability, and responsible sourcing. In addition, we are engaging in social impact initiatives, including community engagement and philanthropy; as well as diversity, equity and inclusion efforts, such as increasing diverse representation in our corporate workforce and our franchisees, and increasing business diversity spend. We have faced increased scrutiny related to reporting on and achieving these initiatives, as well as continued public focus on similar matters, such as packaging and waste, animal health and welfare, deforestation and land use. We have also experienced increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. Moreover, addressing environmental and social impact matters requires Systemwide as well as third party coordination and alignment, over which we do not have complete control and which may be unpredictable. The standards by which certain environmental and social impact matters are measured are also evolving and subject to assumptions that could change over time.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2023	754,628	$289.46	754,628	$8,581,518,920
May 1-31, 2023	403,475	287.92	403,475	8,465,351,128
June 1-30, 2023	840,722	290.19	840,722	8,221,379,842
Total	1,998,825	$289.46	1,998,825
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) or director who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during quarter ended June 30, 2023. Each of these trading plans was adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Christopher Kempczinski / President and CEO and Director	Rule 10b5-1 trading plan	May 13, 2023	April 15, 2024	5,606	Sale of shares
Christopher Kempczinski / President and CEO and Director	Rule 10b5-1 trading plan	May 13, 2023	May 1, 2025	31,581	Exercise of stock options and sale of shares
Heidi Capozzi / EVP and Global People Officer	Rule 10b5-1 trading plan	April 27, 2023	December 29, 2023	5,500	Sale of shares

Other than disclosed above, no other officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.*

(i)
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018.*

(j)
McDonald’s Corporation Target Incentive Plan, amended and restated effective February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.*

(k)
McDonald’s Corporation Officer Severance Plan, amended and restated effective November 1, 2022, incorporated herein by reference from Exhibit 10(l) of Form 10-K (File No. 001-05231), for the year ended December 31, 2022.*

(l)
Form of 2019 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.*

(m) Separation Agreement and General Release between Stephen Easterbrook and the Company, dated October 31, 2019, incorporated herein by reference from Exhibit 10.1 of Form 8-K, filed November 4, 2019.*

(n)
Separation Agreement and General Release between Jerome N. Krulewitch and the Company, dated October 13, 2020, incorporated herein by reference from Exhibit 10(v) of Form 10-K (File No. 001-05231), for the year ended December 31, 2020.*

(o)
Form of 2021 Executive Time-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(v) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2021.*

(p)
Form of 2023 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023.*

(q)
Form of 2023 Executive Stock Option Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023.*

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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	August 2, 2023	Ian F. Borden
Executive Vice President and Global Chief Financial Officer