Form 10-Q
period 2023-09-30
MCDONALDS CORP
filed 2023-11-02
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
725,342,030
(Number of shares of common stock
outstanding as of September 30, 2023)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and equivalents	$3,496.3	$2,583.8
Accounts and notes receivable	2,247.1	2,115.0
Inventories, at cost, not in excess of market	47.6	52.0
Prepaid expenses and other current assets	1,059.0	673.4
Total current assets	6,850.0	5,424.2
Other assets
Investments in and advances to affiliates	1,037.9	1,064.5
Goodwill	2,965.2	2,900.4
Miscellaneous	5,062.6	4,707.2
Total other assets	9,065.7	8,672.1
Lease right-of-use asset, net	12,249.5	12,565.7
Property and equipment
Property and equipment, at cost	41,967.0	41,037.6
Accumulated depreciation and amortization	(18,042.9)	(17,264.0)
Net property and equipment	23,924.1	23,773.6
Total assets	$52,089.3	$50,435.6
Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$862.4	$980.2
Lease liability	668.1	661.1
Income taxes	535.3	274.9
Other taxes	242.2	255.1
Accrued interest	346.4	393.4
Accrued payroll and other liabilities	1,348.3	1,237.4
Total current liabilities	4,002.7	3,802.1
Long-term debt	37,274.6	35,903.5
Long-term lease liability	11,807.2	12,134.4
Long-term income taxes	490.6	791.9
Deferred revenues - initial franchise fees	767.6	757.8
Other long-term liabilities	984.2	1,051.8
Deferred income taxes	1,617.2	1,997.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,824.5	8,547.1
Retained earnings	62,649.0	59,543.9
Accumulated other comprehensive income (loss)	(2,545.7)	(2,486.6)
Common stock in treasury, at cost; 935.3 and 929.3 million shares	(73,799.2)	(71,624.4)
Total shareholders’ equity (deficit)	(4,854.8)	(6,003.4)
Total liabilities and shareholders’ equity (deficit)	$52,089.3	$50,435.6
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2023	2022	2023	2022
Revenues
Sales by Company-operated restaurants	$2,556.2	$2,124.8	$7,267.5	$6,540.0
Revenues from franchised restaurants	4,047.1	3,671.2	11,567.9	10,460.8
Other revenues	88.9	76.1	252.1	255.3
Total revenues	6,692.2	5,872.1	19,087.5	17,256.1
Operating costs and expenses
Company-operated restaurant expenses	2,135.0	1,779.6	6,149.4	5,508.6
Franchised restaurants-occupancy expenses	625.4	589.0	1,841.9	1,761.6
Other restaurant expenses	68.1	57.4	187.9	187.6
Selling, general & administrative expenses
Depreciation and amortization	96.7	93.3	291.2	279.0
Other	583.5	576.4	1,704.3	1,771.9
Other operating (income) expense, net	(24.8)	12.5	68.0	959.1
Total operating costs and expenses	3,483.9	3,108.2	10,242.7	10,467.8
Operating income	3,208.3	2,763.9	8,844.8	6,788.3
Interest expense	340.7	306.2	1,000.6	884.1
Nonoperating (income) expense, net	(55.9)	(78.5)	(163.0)	417.7
Income before provision for income taxes	2,923.5	2,536.2	8,007.2	5,486.5
Provision for income taxes	606.4	554.6	1,577.4	1,212.5
Net income	$2,317.1	$1,981.6	$6,429.8	$4,274.0
Earnings per common share-basic	$3.19	$2.70	$8.82	$5.79
Earnings per common share-diluted	$3.17	$2.68	$8.76	$5.75
Dividends declared per common share	$1.52	$1.38	$4.56	$4.14
Weighted-average shares outstanding-basic	727.2	734.9	729.2	738.3
Weighted-average shares outstanding-diluted	731.6	739.5	733.8	743.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Net income	$2,317.1	$1,981.6	$6,429.8	$4,274.0
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(145.3)	(369.5)	(90.5)	(644.3)
Reclassification of (gain) loss to net income	—	—	—	504.1
Foreign currency translation adjustments-net of tax benefit (expense) of $(97.5), $(198.7), $(43.7) and $(435.7)	(145.3)	(369.5)	(90.5)	(140.2)
Cash flow hedges:
Gain (loss) recognized in AOCI	50.0	101.4	43.1	231.8
Reclassification of (gain) loss to net income	0.5	(42.5)	(12.1)	(70.9)
Cash flow hedges-net of tax benefit (expense) of $(13.7), $(16.9), $(8.4) and $(46.2)	50.5	58.9	31.0	160.9
Defined benefit pension plans:
Gain (loss) recognized in AOCI	4.7	(0.7)	9.9	(0.6)
Reclassification of (gain) loss to net income	—	(2.0)	(9.5)	(6.1)
Defined benefit pension plans-net of tax benefit (expense) of $0.1, $0.0, $1.2 and $0.1	4.7	(2.7)	0.4	(6.7)
Total other comprehensive income (loss), net of tax	(90.1)	(313.3)	(59.1)	14.0
Comprehensive income	$2,227.0	$1,668.3	$6,370.7	$4,288.0
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Operating activities
Net income	$2,317.1	$1,981.6	$6,429.8	$4,274.0
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	498.0	465.6	1,480.7	1,407.5
Deferred income taxes	(176.2)	(196.3)	(414.8)	(383.1)
Share-based compensation	42.9	38.3	137.8	130.9
Other	(105.9)	(45.6)	(183.1)	260.6
Changes in working capital items	453.1	190.3	(327.4)	(504.6)
Cash provided by operations	3,029.0	2,433.9	7,123.0	5,185.3
Investing activities
Capital expenditures	(570.3)	(531.2)	(1,600.1)	(1,370.3)
Purchases of restaurant businesses	(91.9)	(152.3)	(303.5)	(349.5)
Sales of restaurant and other businesses	15.8	33.1	95.8	401.3
Sales of property	13.6	11.1	35.3	22.3
Other	(300.5)	(93.8)	(572.6)	(310.6)
Cash used for investing activities	(933.3)	(733.1)	(2,345.1)	(1,606.8)
Financing activities
Net short-term borrowings	6.9	(305.4)	(137.4)	10.7
Long-term financing issuances	1,996.1	1,500.0	3,050.4	3,374.5
Long-term financing repayments	(0.5)	(0.4)	(1,377.4)	(2,201.8)
Treasury stock purchases	(1,054.4)	(869.2)	(2,202.5)	(3,406.9)
Common stock dividends	(1,104.7)	(1,014.7)	(3,324.7)	(3,056.7)
Proceeds from stock option exercises	62.2	62.4	210.9	168.3
Other	(41.8)	80.9	(7.7)	48.7
Cash used for financing activities	(136.2)	(546.4)	(3,788.4)	(5,063.2)
Effect of exchange rates on cash and cash equivalents	(88.8)	(198.6)	(77.0)	(396.2)
Cash and equivalents increase (decrease)	1,870.7	955.8	912.5	(1,880.9)
Cash and equivalents at beginning of period	1,625.6	1,872.5	2,583.8	4,709.2
Cash and equivalents at end of period	$3,496.3	$2,828.3	$3,496.3	$2,828.3
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2021	1,660.6	$16.6	$8,231.6	$57,534.7	$(179.5)	$(24.8)	$(2,369.4)	(915.8)	$(67,810.2)	$(4,601.0)
Net income				4,274.0						4,274.0
Other comprehensive income (loss), net of tax					(6.7)	160.9	(140.2)			14.0
Comprehensive income										4,288.0
Common stock cash dividends ($4.14 per share)				(3,056.7)						(3,056.7)
Treasury stock purchases								(14.1)	(3,486.8)	(3,486.8)
Share-based compensation			130.9							130.9
Stock option exercises and other			97.6					1.7	61.8	159.4
Balance at September 30, 2022	1,660.6	$16.6	$8,460.1	$58,752.0	$(186.2)	$136.1	$(2,509.6)	(928.2)	$(71,235.2)	$(6,566.2)

For the nine months ended September 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2022	1,660.6	$16.6	$8,547.1	$59,543.9	$(298.2)	$30.7	$(2,219.1)	(929.3)	$(71,624.4)	$(6,003.4)
Net income				6,429.8						6,429.8
Other comprehensive income (loss), net of tax					0.4	31.0	(90.5)			(59.1)
Comprehensive income										6,370.7
Common stock cash dividends ($4.56 per share)				(3,324.7)						(3,324.7)
Treasury stock purchases								(7.8)	(2,246.1)	(2,246.1)
Share-based compensation			137.8							137.8
Stock option exercises and other			139.6					1.8	71.3	210.9
Balance at September 30, 2023	1,660.6	$16.6	$8,824.5	$62,649.0	$(297.8)	$61.7	$(2,309.6)	(935.3)	$(73,799.2)	$(4,854.8)

See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2022
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2022	1,660.6	$16.6	$8,378.7	$57,785.1	$(183.5)	$77.2	$(2,140.1)	(924.9)	$(70,303.8)	$(6,369.8)
Net income				1,981.6						1,981.6
Other comprehensive income (loss), net of tax					(2.7)	58.9	(369.5)			(313.3)
Comprehensive income										1,668.3
Common stock cash dividends ($1.38 per share)				(1,014.7)						(1,014.7)
Treasury stock purchases								(3.7)	(949.1)	(949.1)
Share-based compensation			38.3							38.3
Stock option exercises and other			43.1					0.4	17.7	60.8
Balance at September 30, 2022	1,660.6	$16.6	$8,460.1	$58,752.0	$(186.2)	$136.1	$(2,509.6)	(928.2)	$(71,235.2)	$(6,566.2)

For the quarter ended September 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2023	1,660.6	$16.6	$8,735.8	$61,436.6	$(302.5)	$11.2	$(2,164.3)	(931.9)	$(72,732.5)	$(4,999.1)
Net income				2,317.1						2,317.1
Other comprehensive income (loss), net of tax					4.7	50.5	(145.3)			(90.1)
Comprehensive income										2,227.0
Common stock cash dividends ($1.52 per share)				(1,104.7)						(1,104.7)
Treasury stock purchases								(3.6)	(1,083.1)	(1,083.1)
Share-based compensation			42.9							42.9
Stock option exercises and other			45.8					0.2	16.4	62.2
Balance at September 30, 2023	1,660.6	$16.6	$8,824.5	$62,649.0	$(297.8)	$61.7	$(2,309.6)	(935.3)	$(73,799.2)	$(4,854.8)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2022 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2023 do not necessarily indicate the results that may be expected for the full year.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2023	2022
Conventional franchised	21,761	21,641
Developmental licensed	8,450	8,144
Foreign affiliated	8,843	8,145
Total Franchised	39,054	37,930
Company-operated	2,144	2,050
Total Systemwide restaurants	41,198	39,980

The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.4 million shares and 4.6 million shares for the quarters ended 2023 and 2022, respectively, and 4.6 million shares and 4.7 million shares for the nine months ended 2023 and 2022, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.2 million shares and 1.5 million shares for the quarters ended 2023 and 2022, respectively, and 2.1 million shares and 1.5 million shares for the nine months ended 2023 and 2022, respectively.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and nine months ended September 30, 2023 that are of significance or potential significance to the Company.

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
The Company expects to incur about $250 million of costs related to Accelerating the Organization in 2023, of which $220 million was incurred in the nine months ended September 30, 2023. These costs were recorded in the Other operating (income) expense, net line within the consolidated statement of income. Restructuring costs primarily consist of employee termination benefits, costs to terminate contracts, including lease terminations, and professional services and other costs. Professional services and other costs primarily relate to expenses incurred for legal and consulting activities. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Other Related Costs	Total
2023
Beginning Balance	$—	$—	$—	$—
Restructuring Costs Incurred	110.3	26.9	43.3	180.5
Cash Payments	(1.5)	(1.4)	(0.3)	(3.2)
Other Non-Cash Items	—	—	(14.1)	(14.1)
Accrued Balance at March 31, 2023	$108.8	$25.5	$28.9	$163.2
Restructuring Costs Incurred	(8.8)	5.6	21.9	18.7
Cash Payments	(27.7)	(11.7)	(46.8)	(86.2)
Other Non-Cash Items	—	—	(2.5)	(2.5)
Accrued Balance at June 30, 2023	$72.3	$19.4	$1.5	$93.2
Restructuring Costs Incurred	(0.9)	—	21.4	20.5
Cash Payments	(13.0)	(7.4)	(15.3)	(35.7)
Other Non-Cash Items	(2.5)	—	0.1	(2.4)
Accrued Balance at September 30, 2023	$55.9	$12.0	$7.7	$75.6
Of the $220 million of restructuring costs incurred in the nine months ended September 30, 2023, $62 million was recorded in the U.S., $71 million was recorded in the International Operated Markets segment and $87 million was recorded in the International Developmental Licensed Markets & Corporate segment, the majority of which was recorded at Corporate.
Substantially all of the accrued restructuring balance recorded at September 30, 2023, related to the Company’s Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
As part of Accelerating the Organization, the Company is also in the initial stages of developing a strategy that will utilize an enterprise-wide Global Business Services model to deliver business services at scale with greater efficiency. The Company has started to incur costs associated with this strategy and additional costs will be incurred as the strategy progresses; however, at this point in time these future costs cannot be estimated. The expectation is that the Company will complete the majority of its Global Business Services strategy by the end of 2027.

Income Taxes
The effective income tax rate was 20.7% and 21.9% for the quarters ended 2023 and 2022, respectively, and 19.7% and 22.1% for the nine months ended 2023 and 2022, respectively.
The effective tax rate for the nine months 2022 reflected $239 million of net tax benefits related to the sale of the Company’s Russia and Dynamic Yield businesses and the unfavorable impact of the non-deductible $537 million of nonoperating expense related to the settlement of a tax audit in France.

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
At September 30, 2023, the fair value of the Company’s debt obligations was estimated at $34.0 billion, compared to a carrying amount of $37.3 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2023	December 31, 2022	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$47.2	$53.3	Accrued payroll and other liabilities	$(4.9)	$(17.9)
Interest rate	Prepaid expenses and other current assets	11.7	—	Accrued payroll and other liabilities	(5.8)	—
Foreign currency	Miscellaneous other assets	19.7	28.7	Other long-term liabilities	(0.1)	(30.7)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(80.0)	(91.5)
Total derivatives designated as hedging instruments		$78.6	$82.0		$(90.8)	$(140.1)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$200.5	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	5.1	—	Accrued payroll and other liabilities	—	(1.6)
Equity	Miscellaneous other assets	166.5	—
Total derivatives not designated as hedging instruments		$171.6	$200.5		$—	$(1.6)
Total derivatives		$250.2	$282.5		$(90.8)	$(141.7)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2023 and 2022, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2023	2022	2023	2022	2023	2022
Foreign currency	Nonoperating income/expense	$32.8	$214.5	$14.9	$94.4
Interest rate	Interest expense	22.0	83.9	0.5	(3.0)
Cash flow hedges		$54.8	$298.4	$15.4	$91.4

Foreign currency denominated debt	Nonoperating income/expense	$157.2	$1,917.0
Foreign currency derivatives	Nonoperating income/expense	64.9	37.1
Foreign currency derivatives(1)	Interest expense					$18.4	$6.6
Net investment hedges		$222.1	$1,954.1			$18.4	$6.6

Foreign currency	Nonoperating income/expense					$6.7	$15.9
Equity	Selling, general & administrative expenses					$4.6	$(50.4)
Undesignated derivatives						$11.3	$(34.5)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by the use of interest rate swaps. At September 30, 2023, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.0 billion, which included a decrease of $85.8 million of cumulative hedging adjustments. For the nine months ended September 30, 2023, the Company recognized a $5.7 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2023, the Company had foreign currency derivatives outstanding with an equivalent notional amount of $1.6 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of September 30, 2023, the Company had derivatives outstanding with a notional amount of $150.0 million that hedge a portion of forecasted cash flows.
Based on market conditions at September 30, 2023, the $61.7 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2023, $12.7 billion of the Company's third-party foreign currency denominated debt, $359.6 million of the Company's intercompany foreign currency denominated debt and $572.6 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
Undesignated Hedges
The Company enters into certain derivatives that are not designated for hedge accounting. Therefore, the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts, including total return swaps, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. The Company may also use certain investments to hedge changes in these liabilities. Changes in the fair value of these derivatives or investments are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. Changes in the fair value of these derivatives are recognized in Nonoperating (income) expense, net, together with the currency gain or loss from the hedged balance sheet position.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2023 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2023, the Company was required to post $103.6 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022

Rents	$2,569.6	$2,357.5	$7,348.2	$6,713.8
Royalties	1,461.9	1,300.7	4,175.2	3,709.0
Initial fees	15.6	13.0	44.5	38.0
Revenues from franchised restaurants	$4,047.1	$3,671.2	$11,567.9	$10,460.8

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of September 30, 2023.
•International Operated Markets - comprised of markets or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of September 30, 2023. During the second quarter of 2022, the Company completed the sale of its business in Russia, resulting in a total exit from the market.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System. Corporate activities are also reported in this segment. The segment is 98% franchised as of September 30, 2023.

The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2023	2022	2023	2022
Revenues
U.S.	$2,704.0	$2,456.6	$7,892.9	$7,042.2
International Operated Markets	3,300.5	2,817.8	9,250.8	8,487.4
International Developmental Licensed Markets & Corporate	687.7	597.7	1,943.8	1,726.5
Total revenues	$6,692.2	$5,872.1	$19,087.5	$17,256.1
Operating Income
U.S.	$1,477.8	$1,326.6	$4,267.8	$3,797.5
International Operated Markets	1,584.5	1,374.4	4,294.7	2,639.9
International Developmental Licensed Markets & Corporate	146.0	62.9	282.3	350.9
Total operating income*	$3,208.3	$2,763.9	$8,844.8	$6,788.3
* Results for the quarter and nine months 2023 reflected pre-tax charges of $26 million and $224 million, respectively, primarily related to restructuring costs associated with Accelerating the Organization. Results for the nine months 2022 reflected $1,281 million of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.
.

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 41,198 McDonald's restaurants at September 30, 2023, approximately 95% were franchised.
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

•Double Down on the 4D's: Digital, Delivery, Drive Thru and, the recently added, Restaurant Development by leveraging the Company’s competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. To unlock further growth, the Company expects to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs. In the third quarter of 2023, digital channels (the mobile app, delivery and kiosk) comprised over 40% of Systemwide sales in the Company’s top six markets, representing nearly $9 billion in digital Systemwide sales.

◦Digital: The Company’s digital experience growth engine — “MyMcDonald’s” — is transforming its offerings across drive thru, takeaway, delivery, curbside pick-up and dine-in. Through the digital tools, customers can access personalized offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. In the U.S., we are piloting a digital enhancement that enables crew to begin assembling a customer’s mobile order prior to their arrival at the restaurant to expedite service and elevate customer satisfaction. Additionally, the Company has successful loyalty programs in over 50 markets around the world, including all of its top six markets. The Company’s loyalty customers have proven to be highly engaged, with over 57 million active loyalty members across the Company’s top six markets during the third quarter of 2023, including over 33 million in the U.S.

◦Delivery: Delivery is offered in over 35,000 restaurants across about 100 markets, representing over 85% of McDonald’s restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including by adding the ability to place a delivery order on the McDonald's mobile app (a feature that is available in some of the Company’s largest markets, including the U.S., the U.K., Canada and Australia). The Company has also put in place long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

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

◦Restaurant Development: The Company expects to continue to accelerate the pace of restaurant openings, with plans to open approximately 2,000 new restaurants across the globe in 2023, which will contribute to nearly 4% unit growth (net of closures). The Company believes there is opportunity for further growth in many of its largest markets and to explore new formats under the McDonald’s brand over the coming years.

Foundation
Foundational to the Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with a relentless focus on running great restaurants, empowering its people and continuing to modernize our ways of working through Accelerating the Organization.
These efforts include continued investments in digital, innovation and the Global Business Services organization, which are designed to enhance the customer experience and deliver long-term profitable growth for all stakeholders. The Strategy is aligned with the Company’s capital allocation philosophy of investing in opportunities to grow the business, for example through new restaurants and reinvesting in existing restaurants, and returning free cash flow to shareholders over time through dividends and share repurchases.
The Company believes the Strategy builds on its inherent strengths by harnessing its competitive advantages while leveraging its size, scale, agility and power of the McDonald's brand to adapt and adjust to an uncertain macroenvironment to meet customer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.
Third Quarter and Nine Months 2023 Financial Performance
Global comparable sales increased 8.8% for the quarter and 11.0% for the nine months.
•U.S. comparable sales increased 8.1% for the quarter and 10.3% for the nine months. Comparable sales results for both periods benefited from strategic menu price increases. Successful restaurant level execution, culturally relevant brand and marketing campaigns and continued digital and delivery growth contributed to strong comparable sales results.
•International Operated Markets segment comparable sales increased 8.3% for the quarter and 10.9% for the nine months. Segment performance in both periods was driven by strong comparable sales in most markets, led by the U.K., Germany and Canada.
•International Developmental Licensed Markets segment comparable sales increased 10.5% for the quarter and 12.3% for the nine months. Both periods reflected strong comparable sales in all geographic regions.
In addition to the comparable sales results, the Company had the following financial results for the quarter and nine months:
•Consolidated revenues increased 14% (11% in constant currencies) for the quarter and 11% (11% in constant currencies) for the nine months.
•Systemwide sales increased 11% (10% in constant currencies) for the quarter and 11% (12% in constant currencies) for the nine months.

•Consolidated operating income increased 16% (13% in constant currencies) for the quarter and 30% (31% in constant currencies) for the nine months. Excluding current and prior year charges and gains detailed in the Operating Income and Operating Margin section on page 29 of this report, consolidated operating income increased 16% (17% in constant currencies) for the nine months.
•Diluted earnings per share was $3.17 for the quarter, an increase of 18% (15% in constant currencies) and $8.76 for the nine months, an increase of 52% (53% in constant currencies). Excluding current and prior year items detailed in the Net Income and Diluted Earnings Per Share section on page 22 of this report, diluted earnings per share for the nine months was $8.99, an increase of 20% (20% in constant currencies).
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended		Nine Months Ended
Dollars in millions, except per share data	September 30, 2023		September 30, 2023
	Amount	Increase/ (Decrease)	Amount	Increase/ (Decrease)
Revenues
Sales by Company-operated restaurants	$2,556.2	20%	$7,267.5	11%
Revenues from franchised restaurants	4,047.1	10	11,567.9	11
Other revenues	88.9	17	252.1	(1)
Total revenues	6,692.2	14	19,087.5	11
Operating costs and expenses
Company-operated restaurant expenses	2,135.0	20	6,149.4	12
Franchised restaurants-occupancy expenses	625.4	6	1,841.9	5
Other restaurant expenses	68.1	19	187.9	—
Selling, general & administrative expenses
Depreciation and amortization	96.7	4	291.2	4
Other	583.5	1	1,704.3	(4)
Other operating (income) expense, net	(24.8)	n/m	68.0	(93)
Total operating costs and expenses	3,483.9	12	10,242.7	(2)
Operating income	3,208.3	16	8,844.8	30
Interest expense	340.7	11	1,000.6	13
Nonoperating (income) expense, net	(55.9)	(29)	(163.0)	n/m
Income before provision for income taxes	2,923.5	15	8,007.2	46
Provision for income taxes	606.4	9	1,577.4	30
Net income	$2,317.1	17%	$6,429.8	50%
Earnings per common share-basic	$3.19	18%	$8.82	52%
Earnings per common share-diluted	$3.17	18%	$8.76	52%
n/m Not meaningful

Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the strengthening of the Euro and British Pound. Results for the nine months reflected the weakening of most major currencies against the U.S. Dollar, partly offset by the strengthening of the Euro.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2023	2022	2023
Revenues	$6,692.2	$5,872.1	$152.1
Company-operated margins	421.2	345.2	10.2
Franchised margins	3,421.7	3,082.1	70.3
Selling, general & administrative expenses	680.2	669.7	(6.7)
Operating income	3,208.3	2,763.9	73.4
Net income	2,317.1	1,981.6	55.0
Earnings per share-diluted	$3.17	$2.68	$0.08

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2023	2022	2023
Revenues	$19,087.5	$17,256.1	$(111.5)
Company-operated margins	1,118.1	1,031.4	(7.7)
Franchised margins	9,726.0	8,699.1	(36.6)
Selling, general & administrative expenses	1,995.5	2,050.9	2.9
Operating income	8,844.8	6,788.3	(43.9)
Net income	6,429.8	4,274.0	(18.1)
Earnings per share-diluted	$8.76	$5.75	$(0.03)

Net Income and Diluted Earnings per Share
For the quarter, net income increased 17% (14% in constant currencies) to $2,317.1 million, and diluted earnings per share increased 18% (15% in constant currencies) to $3.17. Foreign currency translation had a positive impact of $0.08 on diluted earnings per share.
For the nine months, net income increased 50% (51% in constant currencies) to $6,429.8 million, and diluted earnings per share increased 52% (53% in constant currencies) to $8.76. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.

Results for 2023 included the following:
•Pre-tax charges of $26 million, or $0.02 per share, for the quarter and $224 million, or $0.23 per share, for the nine months, primarily related to restructuring costs associated with Accelerating the Organization
Results for 2022 included the following:
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
During the quarter, the Company repurchased 3.8 million shares of stock for $1.1 billion, bringing total purchases for the nine months to 7.9 million shares, or $2.2 billion. Additionally, the Company paid a quarterly dividend of $1.52 per share, or $1.1 billion, bringing total dividends paid for the nine months to $3.3 billion. In October 2023, the Company declared a 10% increase in its quarterly cash dividend to $1.67 per share, payable on December 15, 2023.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended September 30,
	Net Income				Earnings per share - diluted
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,317.1	$1,981.6	17%	14%	$3.17	$2.68	18%	15%
(Gains)/charges	20.0	—			0.02	—
Tax Settlement	—	—			—	—
Non-GAAP	$2,337.1	$1,981.6	18%	15%	$3.19	$2.68	19%	16%

	Nine Months Ended September 30,
	Net Income				Earnings per share - diluted
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$6,429.8	$4,274.0	50%	51%	$8.76	$5.75	52%	53%
(Gains)/charges	168.1	770.7			0.23	1.04
Tax Settlement	—	537.2			—	0.72
Non-GAAP	$6,597.9	$5,581.9	18%	19%	$8.99	$7.51	20%	20%

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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at September 30, 2023. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended September 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$816.8	$713.6	14%	14%
International Operated Markets	1,520.0	1,220.2	25	20
International Developmental Licensed Markets & Corporate	219.4	191.0	15	13
Total	$2,556.2	$2,124.8	20%	17%
Franchised revenues
U.S.	$1,840.3	$1,699.9	8%	8%
International Operated Markets	1,738.4	1,564.6	11	5
International Developmental Licensed Markets & Corporate	468.4	406.7	15	16
Total	$4,047.1	$3,671.2	10%	8%
Total Company-operated sales and Franchised revenues
U.S.	$2,657.1	$2,413.5	10%	10%
International Operated Markets	3,258.4	2,784.8	17	12
International Developmental Licensed Markets & Corporate	687.8	597.7	15	15
Total	$6,603.3	$5,796.0	14%	11%

Total Other revenues	$88.9	$76.1	17%	15%

Total Revenues	$6,692.2	$5,872.1	14%	11%

Nine Months Ended September 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-operated sales
U.S.	$2,401.3	$2,057.2	17%	17%
International Operated Markets	4,251.8	3,924.0	8	10
International Developmental Licensed Markets & Corporate	614.4	558.8	10	13
Total	$7,267.5	$6,540.0	11%	12%
Franchised revenues
U.S.	$5,349.6	$4,856.8	10%	10%
International Operated Markets	4,888.8	4,464.1	10	9
International Developmental Licensed Markets & Corporate	1,329.5	1,139.9	17	20
Total	$11,567.9	$10,460.8	11%	11%
Total Company-operated sales and Franchised revenues
U.S.	$7,750.9	$6,914.0	12%	12%
International Operated Markets	9,140.6	8,388.1	9	10
International Developmental Licensed Markets & Corporate	1,943.9	1,698.7	14	18
Total	$18,835.4	$17,000.8	11%	11%

Total Other revenues	$252.1	$255.3	(1)%	(1)%

Total Revenues	$19,087.5	$17,256.1	11%	11%
•Total Company-operated sales and franchised revenues increased 14% (11% in constant currencies) for the quarter and 11% (11% in constant currencies) for the nine months, with both periods benefiting from strong sales performance across all segments. Revenue growth in the International Operated Markets segment for the nine months was partly offset by the impact of the Company's exit from Russia in the second quarter of 2022.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2023 and 2022:

	Increase/(Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	8.1%	6.1%	10.3%	4.5%
International Operated Markets	8.3	8.5	10.9	13.5
International Developmental Licensed Markets & Corporate	10.5	16.7	12.3	15.9
Total	8.8%	9.5%	11.0%	10.3%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2023:

SYSTEMWIDE SALES*
	Quarter Ended September 30, 2023		Nine Months Ended September 30, 2023
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	8%	8%	11%	11%
International Operated Markets	16	10	11	11
International Developmental Licensed Markets & Corporate	11	13	11	16
Total	11%	10%	11%	12%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and nine months ended September 30, 2023 and 2022:

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$12,794.2	$11,838.2	8%	8%
International Operated Markets	10,181.1	8,896.9	14	9
International Developmental Licensed Markets & Corporate	8,387.1	7,574.8	11	13
Total	$31,362.4	$28,309.9	11%	9%

Ownership type
Conventional franchised	$22,852.8	$20,671.0	11%	8%
Developmental licensed	5,382.2	4,778.0	13	12
Foreign affiliated	3,127.4	2,860.9	9	14
Total	$31,362.4	$28,309.9	11%	9%

Nine Months Ended September 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$37,325.1	$33,866.0	10%	10%
International Operated Markets	28,564.0	25,704.9	11	11
International Developmental Licensed Markets & Corporate	23,916.6	21,517.2	11	16
Total	$89,805.7	$81,088.1	11%	12%

Ownership type
Conventional franchised	$65,610.2	$59,266.9	11%	11%
Developmental licensed	15,171.1	13,471.2	13	15
Foreign affiliated	9,024.4	8,350.0	8	15
Total	$89,805.7	$81,088.1	11%	12%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2023	2022
Franchised
U.S.	$1,517.9	$1,383.7	10%	10%
International Operated Markets	1,440.0	1,296.6	11	5
International Developmental Licensed Markets & Corporate	463.8	401.8	15	16
Total	$3,421.7	$3,082.1	11%	9%
Company-operated
U.S.	$122.0	$105.6	16%	16%
International Operated Markets	286.0	230.5	24	20
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$421.2	$345.2	22%	19%
Total restaurant margins
U.S.	$1,639.9	$1,489.3	10%	10%
International Operated Markets	1,726.0	1,527.1	13	8
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,842.9	$3,427.3	12%	10%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2023	2022
Franchised
U.S.	$4,389.5	$3,927.8	12%	12%
International Operated Markets	4,021.2	3,646.8	10	10
International Developmental Licensed Markets & Corporate	1,315.3	1,124.5	17	20
Total	$9,726.0	$8,699.1	12%	12%
Company-operated
U.S.	$356.0	$316.1	13%	13%
International Operated Markets	740.8	695.2	7	8
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$1,118.1	$1,031.4	8%	9%
Total restaurant margins
U.S.	$4,745.5	$4,243.9	12%	12%
International Operated Markets	4,762.0	4,342.0	10	10
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$10,844.1	$9,730.5	11%	12%
n/m Not meaningful
•Results in all segments reflected strong sales-driven Franchised margins for both periods. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-operated margins in the U.S. and International Operated Markets segment reflected strong sales performance in both periods, with results partly offset by ongoing inflationary cost pressures. Results for the nine months in the International Operated Markets segment were also partly offset by the impact of the Company's exit from Russia in the second quarter of 2022.

•Total restaurant margins included depreciation and amortization expense of $401.4 million and $1.2 billion for the quarter and nine months, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $10.5 million, or 2% (1% in constant currencies), for the quarter and decreased $55.4 million, or 3% (3% in constant currencies), for the nine months. Results for the nine months primarily reflected the comparison to prior year costs related to the 2022 Worldwide Owner/Operator convention and proxy contest, partly offset by higher current year incentive-based compensation expense.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.1% and 2.3% for the nine months ended 2023 and 2022, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gains on sales of restaurant businesses	$(7.9)	$(18.3)	$(46.3)	$(33.0)
Equity in earnings of unconsolidated affiliates	(49.5)	(37.3)	(122.2)	(88.5)
Asset dispositions and other (income) expense, net	6.8	68.1	12.2	70.8
Impairment and other charges (gains), net	25.8	—	224.3	1,009.8
Total	$(24.8)	$12.5	$68.0	$959.1
•Equity in earnings of unconsolidated affiliates increased for the nine months, primarily due to recovery from the impact of COVID-19 in China in the prior year.
•Asset dispositions and other (income) expense, net for both periods reflected the comparison to prior year costs incurred to support the Company's business in Ukraine and higher asset write-offs in the prior year.
•Impairment and other charges (gains), net reflected pre-tax charges of $26 million and $224 million for the quarter and nine months, respectively, primarily related to restructuring costs associated with Accelerating the Organization.
Results for the nine months 2022 reflected $1,281 million of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended September 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,477.8	$1,326.6	11%	11%
International Operated Markets	1,584.5	1,374.4	15	10
International Developmental Licensed Markets & Corporate	146.0	62.9	n/m	n/m
Total	$3,208.3	$2,763.9	16%	13%

Nine Months Ended September 30,	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$4,267.8	$3,797.5	12%	12%
International Operated Markets	4,294.7	2,639.9	63	63
International Developmental Licensed Markets & Corporate	282.3	350.9	(20)	(7)
Total	$8,844.8	$6,788.3	30%	31%

Operating margin	46.3%	39.3%

•Operating Income: Operating income increased $444.4 million, or 16% (13% in constant currencies), for the quarter and $2,056.5 million, or 30% (31% in constant currencies), for the nine months. Results reflected pre-tax charges of $26 million and $224 million for the quarter and nine months, respectively, primarily related to restructuring costs associated with Accelerating the Organization.

Results for the nine months 2022 reflected $1,281 million of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended September 30,				Nine Months Ended September 30,
	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2023	2022	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$3,208.3	$2,763.9	16%	13%	$8,844.8	$6,788.3	30%	31%
(Gains)/charges	25.8	—			224.3	—
Russia sale charge	—	—			—	1,280.5
Dynamic Yield sale gain	—	—			—	(270.7)
Total (gains)/charges	25.8	—			224.3	1,009.8
Non-GAAP operating income	$3,234.1	$2,763.9	17%	14%	$9,069.1	$7,798.1	16%	17%

Non-GAAP operating margin					47.5%	45.2%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 28 for details of the gains and charges in this table.

•Excluding the current and prior year charges and gains shown in the table above, operating income increased 17% (14% in constant currencies), for the quarter and 16% (17% in constant currencies), for the nine months. Positive operating results across all segments were due primarily to strong sales-driven growth in Franchised margins.

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

Interest Expense
•Interest expense increased 11% (10% in constant currencies) for the quarter and 13% (13% in constant currencies) for the nine months. Results for both periods reflected higher average interest rates and higher average debt balances.

Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income	$(47.3)	$(10.8)	$(122.1)	$(18.0)
Foreign currency and hedging activity	0.6	(50.4)	(18.9)	(88.7)
Other (income) expense, net	(9.2)	(17.3)	(22.0)	524.4
Total	$(55.9)	$(78.5)	$(163.0)	$417.7
•Interest income for both periods increased due to higher average interest rates.
•Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
•Other (income) expense, net for 2022 included $537 million for the nine months of nonoperating expense related to the settlement of a tax audit in France.

Income Taxes
•The effective income tax rate was 20.7% and 21.9% for the quarters ended 2023 and 2022, respectively, and 19.7% and 22.1% for the nine months ended 2023 and 2022, respectively.
• The effective tax rate for the nine months 2022 reflected $239 million of net tax benefits related to the sale of the Company’s Russia and Dynamic Yield businesses and the unfavorable impact of the non-deductible $537 million of nonoperating expense related to the settlement of a tax audit in France. Excluding these items, the effective tax rate was 20.6% for the nine months 2022.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt repayments, dividends and share repurchases.

Cash provided by operations totaled $7.1 billion and exceeded capital expenditures by $5.5 billion for the nine months 2023. Cash provided by operations increased $1.9 billion compared with the nine months 2022, primarily due to improved operating results.

Cash used for investing activities totaled $2.3 billion for the nine months 2023, an increase of $738 million compared with the nine months 2022. The increase was primarily due to higher capital expenditures in the nine months 2023 as well as proceeds from the sale of Dynamic Yield in the nine months 2022.

Cash used for financing activities totaled $3.8 billion for the nine months 2023, a decrease of $1.3 billion compared with the nine months 2022. The decrease was primarily due to lower treasury stock purchases.

Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2023.
•The Company expects net restaurant unit expansion will contribute nearly 1.5% to 2023 Systemwide sales growth, in constant currencies.
•The Company expects full year 2023 selling, general and administrative expenses to be about 2.2% of Systemwide sales.
•The Company expects 2023 operating margin percent to be about 46%. Excluding charges primarily related to restructuring costs associated with Accelerating the Organization, adjusted operating margin is expected to be about 47%.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2023 to increase between 12% and 13%, driven by higher average debt balances and higher average interest rates.
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
•The Company expects to achieve a free cash flow conversion rate of nearly 90%.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in the "Recent Accounting Pronouncements" section in Part I, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements
The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident,” “commit” and “potential” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the dates the statements are made. Except as required by law, we do not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.
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
Failure to preserve the value or relevance of our brand could have an adverse impact on our financial results.
To continue to be successful in the future, we believe we must preserve, enhance and leverage the value and relevance of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions, which are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which continuously evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Our business could also be impacted by business incidents or practices, whether actual or perceived, particularly if they receive considerable publicity or result in litigation, as well as by our position or perceived lack of position on environmental, social responsibility, public policy, geopolitical and similar matters. In addition, we cannot ensure that franchisees will not take actions that adversely affect the value and relevance of our brand. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
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

Continued challenges with respect to labor, including availability and cost, could adversely impact our business and results of operations.
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
Litigation, legislative and regulatory action concerning our relationship with franchisees and the legal distinction between our franchisees and us for employment law or other purposes, if determined adversely, could challenge our franchise business model, increase costs, negatively impact our business operations and the business prospects of our franchisees and subject us to incremental liability for their actions. Similarly, although our commercial relationships with our suppliers remain independent, there may be attempts to challenge that independence, which, if determined adversely, could also increase costs, negatively impact the business prospects of our suppliers, and subject us to incremental liability for their actions.
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

Item 4. Controls and Procedures

Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2023	835,280	$296.53	835,280	$7,973,697,093
August 1-31, 2023	1,953,550	287.90	1,953,550	7,411,276,436
September 1-30, 2023	981,494	278.15	981,494	7,138,271,415
Total	3,770,324	$287.27	3,770,324
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended September 30, 2023. Each of these trading plans was adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Joseph Erlinger / President, McDonald’s USA	Rule 10b5-1 trading plan	August 15, 2023	December 23, 2024	20,730[1]	Sale of shares
Morgan Flatley / EVP, Global CMO and New Business Ventures	Rule 10b5-1 trading plan	August 26, 2023	February 21, 2025	9,038	Exercise of stock options and sale of shares
[1] Represents the maximum number of shares that are eligible to vest pursuant to Mr. Erlinger’s 2021 performance-based restricted stock unit award. The actual number of shares that will vest and be sold pursuant to the trading plan will depend upon the Company’s performance against the applicable performance targets.

Other than as disclosed above, no officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	November 2, 2023	Ian F. Borden
Executive Vice President and Global Chief Financial Officer