Form 10-K
period 2023-12-31
MCDONALDS CORP
filed 2024-02-22
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2023: 217,448,941,822.
The number of shares outstanding of the registrant’s common stock as of January 31, 2024: 722,051,488.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2024 definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

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

FORWARD-LOOKING STATEMENTS

The information in this Form 10-K contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this Form 10-K not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “aim,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident”, “commit”, "potential" and "trajectory" or similar expressions. In particular, statements regarding the Company's plans, strategies, prospects and expectations regarding its business and industry, as well as environmental, social and governance ("ESG") and similar commitments, are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. These forward-looking statements involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in the Risk Factors section on page 28 of this Form 10-K and elsewhere in the Company's filings with the SEC. Except as required by law, the Company does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

ABOUT McDONALD'S

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers are referred to herein as the "System."
BUSINESS SUMMARY
GENERAL
For the year ended December 31, 2023, there were no material changes to the Company's corporate structure or in its method of conducting business. Refer to the Segment and Geographic Information section on page 49 of this Form 10-K for additional information.

DESCRIPTION OF THE BUSINESS
The Company franchises and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 41,822 McDonald's restaurants at year-end 2023, approximately 95% were franchised.
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
McDonald's Corporation 2023 Annual Report 3

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

PURPOSE, MISSION AND VALUES
Through its size and scale, McDonald's embraces and prioritizes its role and commitment to the communities in which it operates through its purpose to feed and foster communities, and its mission to make delicious feel-good moments easy for everyone. The Company is guided by five core values that define who it is and how it runs the business across the three-legged stool of McDonald’s franchisees, suppliers, and employees:
1.Serve – We put our customers and people first;
2.Inclusion – We open our doors to everyone;
3.Integrity – We do the right thing;
4.Community – We are good neighbors; and
5.Family – We get better together.
The Company believes that its people, all around the world, set it apart and bring these values to life daily.
HUMAN CAPITAL MANAGEMENT
The Company’s people strategies aim to create an inclusive environment that represents the communities in which we operate. To do this, the Company continues to evaluate and evolve compensation and benefits programs to remain locally relevant and competitive, offers quality training and learning opportunities and upholds high standards of health and safety to create and maintain a safe and respectful workplace for its employees.
You can find more information about the Company's human capital management and related initiatives on the “Our Purpose & Impact” section of its website, which is updated annually.
Our People
Company employees, which include those in the Company's corporate and other offices as well as in Company-owned and operated restaurants, totaled over 150,000 worldwide as of year-end 2023, of which approximately 70% were based outside of the U.S. In addition to Company employees, the over two million individuals who work in McDonald's franchised restaurants around the world are critical to the Company’s success, enabling it to drive long-term value creation and further its purpose and mission. People are at the cornerstone of the Company's business and an essential part of the System.
Our Commitment to Inclusion
At McDonald’s, inclusion is one of our five Core Values, and we strive to integrate our values into our business operations to deliver an inclusive experience for our stakeholders—including employees, franchisees, suppliers, customers and the communities we serve.
Under the leadership of its Board of Directors, the Company adheres to a global diversity, equity, and inclusion ("DEI") strategy which is critical to its success. The DEI strategy is designed to drive efforts across the System to better represent the diverse communities in which McDonald’s operates, to accelerate cultures of inclusion and belonging, upholding human rights and cultivating a respectful workplace that is ethical, truthful and dependable, and to further dismantle barriers to economic opportunity. Additionally, it includes:
•ongoing efforts at all levels of the Company to help improve the representation of women globally and underrepresented groups in the U.S.;
•a commitment to equal pay among Company employees with comparable job responsibilities, experience, performance, and contributions, as well as fair treatment in access, opportunity and advancement for all;
•the Company’s Mutual Commitment to Diversity, Equity and Inclusion (“MCDEI”), a pledge that invites the Company’s U.S.-based suppliers to commit to efforts toward DEI progress within their own organizations, draws on McDonald’s size and scale, and highlights its opportunity to accelerate meaningful change for employees, franchisees, suppliers, customers, and communities;
•a recruitment initiative designed to increase the number of franchisees from all backgrounds, including underrepresented groups in the Company’s U.S. and International Operated Markets segments, by reducing upfront equity requirements for eligible franchisee candidates and providing ongoing learning and development; and
McDonald's Corporation 2023 Annual Report 4

•best practice sharing with franchisees and suppliers to support them in furthering inclusion within their own organizations.
To reinforce the importance of the Company’s values, the Company’s annual incentive plan includes financial performance metrics, as well as strategic measures that hold executives accountable for efforts towards the Company’s DEI ambitions.
Please see the Company’s Global Diversity, Equity and Inclusion Report on the Company's website, which reflects data on employee, Board and franchisee representation, as well as diverse-owned supplier spend and equal pay.
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
McDonald’s focus on fostering safe, inclusive, and respectful workplaces starts at the beginning of each restaurant crew member’s recruitment journey. In 2022, the Company published its Responsible and Ethical Recruitment Principles outlining its commitment to working toward five global standards that apply to migrant labor recruiting practices across the Company, franchisees, and International Developmental licensees. Additionally, in 2023, the Company became a member of the Leadership Group for Responsible Recruitment, which is a collaborative effort to drive positive change in how the Company recruits migrant workers, and joined the Human Rights Coalition of Consumer Goods Forum, which is a coalition of the largest consumer goods brands working to end forced labor.
Further, the Company’s Global Brand Standards (which apply to all McDonald’s restaurants, whether Company-owned or franchised) prioritize action in four areas: harassment, discrimination, and retaliation prevention; workplace violence prevention; restaurant employee feedback; and health and safety.
As part of its commitment to a respectful workplace environment, the Company recognizes how important it is to provide channels for its employees to report human rights and similar concerns that may violate Company policies and standards. Employees can do so in many ways, including through an anonymous global reporting channel, the Business Integrity Line, which is staffed by a live operator from an independent company and is available 24 hours a day, 365 days a year. This is complemented by additional reporting channels in many markets. The Company expects its employees, franchisees, and suppliers to uphold human rights and cultivate respectful workplaces, which builds trust, protects the integrity of the McDonald's brand and fuels Systemwide success.
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
Results of the 2023 pay gap analysis demonstrated continuous annual progress by showing that women globally in Company owned and operated markets were paid 99.96 cents on the dollar in base pay on average of what men were paid for similar work. Further, there was no base pay gap disfavoring underrepresented groups in the U.S. These results indicate the Company substantially attained equal pay, and in 2024, intends to close the small gaps identified in line with our commitment to close pay gaps identified in annual equal pay analyses.
The Company continuously emphasizes the importance of pay that is competitive, non-discriminatory, performance-based, transparent, and compliant with legal and regulatory standards.
Additionally, the Company has a long-standing commitment to providing training, education benefits and career path opportunities, that empower its people. Learning and development is a competitive advantage to McDonald’s and a true differentiator to its employee value proposition. McDonald’s Hamburger University has multiple campuses around the world, as well as online and on-demand resources, that provide training for Company employees, as well as franchisees and their eligible employees. The Company is committed to providing opportunities for people to enhance their skills and fulfill their potential through talent development programs, apprenticeship opportunities, and language and technical skill training and support for continuing education, as it believes this helps to facilitate talent attraction, career development, and retention.
Communities
McDonald’s embraces its role and commitment to the communities it serves. Through its Youth Opportunity program, the Company aims to reduce barriers to employment for two million youth by 2025 through supporting pre-employment job readiness training, employment opportunities and workplace development programs.
The Company is also proud to support the network of over 260 local chapters of Ronald McDonald House Charities (“RMHC”) spanning over 60 countries and regions that creates, finds and supports programs that directly improve the health and well-being of children and their families. The Company continues to deliver against its five-year, $100 million commitment to RMHC, which it announced in 2020.
In addition, the Company maintains a Global Food Disposition Policy to help support its suppliers and distributors around the world in disposing of food in alignment with McDonald’s food waste hierarchy, enabling food donations wherever possible. The Policy, which aims to avoid food waste and loss while also allowing the System to meet the needs of local communities, is a critical part of the Company's sustainability work and its purpose to feed and foster communities.
McDonald's Corporation 2023 Annual Report 5

The Company continues to bring its community impact strategy to life and enhance its support efforts because its business thrives when its communities thrive. McDonald’s creates opportunities that encourage Company employees, franchisees and their employees, suppliers, and customers to get involved in philanthropic and volunteering opportunities.
ENVIRONMENTAL MATTERS
The Company prioritizes action and progress across a range of environmental matters, and endeavors to improve its long-term sustainability and resiliency, which benefit the System and the communities McDonald's serves. The Company monitors environmental regulations and stakeholder expectations to be well positioned to respond in a timely and appropriate manner, as it cannot predict the precise nature of how these matters will continue to evolve. Although any impact would likely vary by geographic region and/or market, the adoption of new environmental laws or regulations may increase costs and/or operational complexity for the Company.
To guide its management of environmental matters and to strengthen its resiliency, the Company has developed goals and commitments that are informed by relevant frameworks, including the Taskforce on Climate-Related Financial Disclosures (TCFD). These include initiatives to reduce Systemwide greenhouse gas emissions, support deforestation free sourcing throughout the Company's global supply chain, efficiently manage natural resources and support biodiversity, responsibly source ingredients and packaging, and increase the availability of recycling in restaurants to reduce waste. These are areas of increasing importance to the Company and its stakeholders and where the Company believes it can have an impact and help to drive industry-wide change. In recent years, the Company has made significant progress on many of its global goals and commitments. You can find more information about these initiatives, as well as other environmental sustainability matters, in our 2022-2023 Purpose & Impact Report and on the “Our Purpose & Impact” section of the Company's website, which is updated periodically as progress and performance updates become available. Information can also be found in the Company's annual Climate Change, Forests and Water reports submitted to CDP, an organization that helps companies manage their environmental impacts.
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
SUPPLY CHAIN, FOOD SAFETY AND QUALITY
The Company and its franchisees purchase food, packaging, equipment, and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards and maintains quality center teams around the world designed to promote consistency of these quality standards and menu compliance. The quality management systems and processes involve ongoing product reviews, supplier visits and third-party verifications. A Food Safety Advisory Council, comprised of the Company’s internal food safety experts as well as suppliers and outside academics, supports the Company’s food safety risk management work and provides strategic global leadership for all aspects of food safety and quality. The Company also has ongoing programs to elevate food safety culture throughout the business by educating employees about food safety practices, including proper storage, handling and preparation of food for customers, and conducting trainings for its suppliers and restaurant operators to share best practices on food safety and quality.
The Company collaborates with suppliers to encourage innovation and drive continuous improvement across its global supply chain. The Company also works closely with suppliers and other third-party experts to drive sustainable sourcing initiatives, including the environmental matters discussed above and improving the health and welfare of the animals within its supply chain. Led by its Global Chief Supply Chain Officer, the Company has developed and implemented a comprehensive strategy that its global supply chain organization leverages to identify, assess, and manage risk in its supply chain.
To reinforce the importance of its values, the Company maintains a Supplier Code of Conduct that applies to all of its suppliers. The Company expects all of its suppliers to meet the rigorous standards set forth in the Code, which cover areas including human rights, workplace environment, business integrity and environmental management. In addition, the Company has a comprehensive Supplier Workplace Accountability (SWA) program to help suppliers understand its expectations, verify compliance and work toward continuous improvement.
PRODUCTS
McDonald’s restaurants offer a substantially uniform menu, although there are geographic variations to suit local consumer preferences and tastes.
McDonald’s menu features hamburgers and cheeseburgers, the Big Mac, the Quarter Pounder with Cheese, the Filet-O-Fish, and several chicken sandwiches like the McChicken, McCrispy and McSpicy, as well as Chicken McNuggets, World Famous Fries, shakes, McFlurry frozen desserts, sundaes, soft serve cones, cookies, pies, soft drinks, coffee, McCafé beverages and other beverages.
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

McDonald's Corporation 2023 Annual Report 6

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
GOVERNMENT REGULATIONS
The Company has global operations and is therefore subject to the laws of the United States and many foreign jurisdictions in which it operates and the rules and regulations of various governing bodies, which may differ among jurisdictions. As discussed under “Legal Proceedings – Government Regulations” on page 35 of this Form 10-K, governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation.
While costs associated with legal and regulatory compliance have increased along with the number and scope of laws and regulations affecting our business, these costs are not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

McDonald's Corporation 2023 Annual Report 7

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
•Systemwide sales include sales at all restaurants, whether operated by the Company or by franchisees. Systemwide sales to loyalty members is comprised of all sales to customers who self-identify as a loyalty member when transacting with both Company-operated and franchised restaurants. Systemwide sales to loyalty members are measured across approximately 50 markets with loyalty programs globally. Full year Systemwide sales to loyalty members represents an annual aggregation of quarterly sales to loyalty members active in the last 90 days. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist of sales by Company-operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
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
2023 FINANCIAL PERFORMANCE
In 2023, global comparable sales increased 9.0%, primarily due to strong sales performance across all segments from continued execution of the Accelerating the Arches strategy.
•Comparable sales in the U.S. increased 8.7%, benefiting primarily from strong average check growth driven by strategic menu price increases, successful menu and marketing promotions and continued digital and delivery growth.
•Comparable sales in the International Operated segment increased 9.2%, reflecting positive comparable sales across the segment, primarily driven by the U.K., Germany and Canada.
•Comparable sales in the International Developmental Licensed segment increased 9.4%, reflecting strong comparable sales across all geographic regions.
Earnings and cash flow growth rates presented below were impacted in 2023 by charges related to the company's Accelerating the Arches growth strategy, including restructuring costs associated with Accelerating the Organization, and charges related to the write-off of impaired
McDonald's Corporation 2023 Annual Report 8

software no longer in use. Additionally, 2022 results were impacted by charges from the sale of the Company's business in Russia, the settlement of a tax audit in France and a gain on the sale of the Company's Dynamic Yield business.
Current year and prior year charges and gains are detailed along with reconciliations to the non-GAAP measures in the Net Income and Diluted Earnings Per Share section on page 13 and Operating Income section on page 18 in this Form 10-K.
In addition to the comparable sales results above, the Company had the following financial results in 2023:
•Consolidated revenues increased 10% (10% in constant currencies) to $25.5 billion.
•Systemwide sales increased 10% (10% in constant currencies) to $129.5 billion.
•Consolidated operating income increased 24% (24% in constant currencies) to $11.6 billion.
•Operating margin, defined as operating income as a percent of total revenues, increased from 40% in 2022 to 46% in 2023.
•Diluted earnings per share of $11.56 increased 39% (38% in constant currencies).
•Cash provided by operations was $9.6 billion, a 30% increase from the prior year.
•Capital expenditures of $2.4 billion were allocated approximately 50% to each of reinvestment in existing restaurants and new restaurant openings.
•Free cash flow was $7.3 billion, a 32% increase from the prior year.
•Across the System, over 2,000 new restaurants (including those in our developmental licensee and affiliated markets) were opened.
•The Company increased its quarterly cash dividend per share by 10% to $1.67 for the fourth quarter, equivalent to an annual dividend of $6.68 per share. The Company returned a total of $7.6 billion to shareholders through dividends and share repurchases in 2023.
STRATEGIC DIRECTION
The Company’s Accelerating the Arches growth strategy (the “Strategy”) encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand. The Strategy reflects our purpose, values and growth pillars that build on the Company’s competitive advantages. The Company's guiding purpose, mission and values are discussed in a dedicated section on page 4 of this Form 10-K.

GROWTH PILLARS
The following growth pillars, M-C-D, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of our brand, food and purpose. The Company continues to build relevance with customers through emotional connections and world class creative, which are central to the brand’s “Feel-Good Marketing” approach. This is exemplified by campaigns that elevate the entire brand and have been scaled around the globe to connect with customers in authentic and relatable ways. Another way McDonald’s connects with its customers is through personalized value and digital offers available on the McDonald’s mobile app. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand.

•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products that are beloved by customers around the world such as our World Famous Fries, Big Mac, Quarter Pounder and Chicken McNuggets, which are a few of our seventeen unique billion-dollar brands. Building on its foundational strength with burgers, the Company will continue to evolve and innovate its longest-standing menu item with plans to implement “Best Burger”; a series of operational and formulation changes designed to deliver hotter, juicier, tastier burgers to nearly all markets by 2026. Further, the Company is focused on continuing to gain share in the rapidly growing chicken category, as the Company continues to aggressively expand its chicken brands. This includes plans to offer McCrispy in nearly all markets by the end of 2025 and to expand McCrispy into wraps and tenders in several markets. These planned innovations and new menu offerings reflect the Company’s ability to test and scale quickly to meet evolving customer preferences. The Company also continues to see a significant opportunity with coffee, demonstrated by markets leveraging the McCafé brand, customer experience, value and quality.

•Double Down on the 4D's: Digital, Delivery, Drive Thru and Restaurant Development by leveraging competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. To unlock further growth, the Company plans to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs.
◦Digital: The Company’s digital experience is transforming how customers order, pay and receive their food. Through digital tools, customers can access personalized offers, participate in a loyalty program, order through the mobile app and receive McDonald's food through the channel of their choice. In the U.S., we are piloting “Ready on Arrival”; a digital enhancement that enables crew to begin assembling a customer’s mobile order prior to their arrival at the restaurant to expedite service and elevate customer satisfaction. The Company plans to deploy this initiative across its top six markets by the end of 2025. The Company has successful loyalty programs in approximately 50 markets around the world, including its top six markets. McDonald’s loyalty customers have proven to be highly engaged, and the Company plans to increase its 90-day active users from over 150 million today to 250 million by 2027. Further, the Company plans to grow its annual Systemwide sales to loyalty members from over $20 billion today to $45 billion by 2027.

◦Delivery: The Company offers delivery in over 35,000 restaurants across about 100 markets, representing over 85% of McDonald's restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order on the McDonald's mobile app (a feature that is available in five of the Company’s
McDonald's Corporation 2023 Annual Report 9

top markets). The Company is scaling this capability, expecting to increase the percentage of delivery business originating from its mobile app to 30% by 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company is the largest drive thru player worldwide, with more than 27,000 drive thru locations globally, including nearly 95% of the approximately 13,500 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. McDonald’s network provides unmatched scale and convenience for customers. This competitive advantage in drive thru also presents significant opportunities for growth, such as improving the physical layout of the drive thru with additional lanes, creating additional capacity, which improves speed and efficiency and ultimately leads to sales growth and strong returns. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Market segments will include a drive thru.

◦Restaurant Development: The Company will continue to accelerate the pace of restaurant openings to attempt to fully capture the increased demand being driven through the MCD growth pillars in many of its largest markets. In 2024, the Company plans to open more than 2,100 new restaurants across the globe, which will contribute to nearly 4% new unit growth. Accordingly, the Company will continue to build on its industry-leading development progress by targeting expansion to 50,000 restaurants by the end of 2027, which would make it the fastest period of growth in Company history.

FOUNDATION
Foundational to the Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with a relentless focus on running great restaurants, empowering its people and continuing to modernize our ways of working through Accelerating the Organization. Further, as the Company plans for long term growth and solidifying McDonald’s leadership position, the Company will develop three platforms to build our competitive advantages, cement our place in culture and stay one step ahead of the next generation of digital customers. Together, our foundation and platforms will extend the Company’s leadership position and unlock new growth opportunities and efficiencies for our business over the long-term.

Our platforms are:
•Consumer: The Company is creating one of the world’s largest consumer platforms, which will bring together the best of our brand and utilize our physical and digital competitive advantages. The consumer platform will enable the Company to accelerate growth in our loyalty program and drive valuable loyalty customers to visit more frequently.

•Restaurant: The Company is also building the easiest and most efficient restaurant operating platform that will enable franchisees to run restaurants more efficiently and utilize the latest technology to make the crew’s jobs to deliver exceptional customer service easier. The Company will deploy new, universal software that all McDonald’s restaurants will run on, enabling restaurants to roll out innovation even faster, with less complexity and more stability; and customers will enjoy a more familiar, consistent experience.

•Company: The Company is building a modern operating platform that will unlock speed and innovation throughout the organization, to enable further growth as it modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people.

Developing these platforms includes continued investments in digital, innovation and the Global Business Services organization.

The Strategy is aligned with the Company’s capital allocation philosophy of investing in opportunities to grow the business and drive strong returns, for example through new restaurants and reinvesting in existing restaurants, and returning free cash flow to shareholders over time through dividends and share repurchases.

The Company believes the Strategy builds on its inherent strengths by harnessing its competitive advantages while leveraging its size, scale, agility and the power of the McDonald’s brand to adapt and adjust to an uncertain macro environment to meet customer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.
McDonald's Corporation 2023 Annual Report 10

OUTLOOK
2024 Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2024.
•The Company expects net restaurant unit expansion will contribute nearly 2% to 2024 Systemwide sales growth, in constant currencies.
•The Company expects full year 2024 selling, general and administrative expenses of about 2.2% of Systemwide sales.
•The Company expects 2024 operating margin percent to be in the mid-to-high 40% range.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2024 to increase between 9% and 11% driven primarily by higher average interest rates and a higher average debt balance.
•The Company expects the effective income tax rate for the full year 2024 to be in the 20% to 22% range. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2024 capital expenditures to be between $2.5 and $2.7 billion, more than half of which will be directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open more than 2,100 restaurants. The Company will open about 500 restaurants in the U.S. and International Operated Markets segments, and developmental licensees and affiliates will contribute capital towards more than 1,600 restaurant openings in their respective markets. The Company expects over 1,600 net restaurant additions in 2024.
•The Company expects to achieve a free cash flow conversion rate in the 90% range.
Long-Term Outlook
Over the long-term, the Company expects to achieve the following average annual financial targets:
•Net restaurant unit expansion of about 2.5% of Systemwide sales growth, in constant currencies;
•Continued operating margin expansion;
•From the 2024 Outlook capital expenditures between $2.5 and $2.7 billion, with sequential increases of about $300 million to $500 million each year through 2027;
•Between 4% and 5% net new restaurant unit growth, targeting 50,000 global units by 2027 with a run rate of about 1,000 gross restaurant openings across the U.S. and International Operated Markets segments in 2027; and
•Free cash flow conversion rate in the 90% range.
McDonald's Corporation 2023 Annual Report 11

CONSOLIDATED OPERATING RESULTS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 37 of this Form 10-K. This section generally discusses 2023 and 2022 items and the year-to-year comparisons between the years ended December 31, 2023 and 2022. Discussions of 2021 items and the year-to-year comparisons between the years ended December 31, 2022 and 2021 are not included in their entirety in this Form 10-K and can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.
Impact of the War in the Middle East
Beginning in the fourth quarter 2023, the Company’s Systemwide sales and revenue has been negatively impacted by the war in the Middle East, primarily in the International Developmental Licensed Markets & Corporate segment, where the majority of restaurants are under a developmental license or affiliate arrangement. The Company is monitoring the evolving situation, which it expects to continue to have a negative impact on Systemwide sales and revenue as long as the war continues. The Company generally does not invest any capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.

Operating results
		2023		2022	2021
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Sales by Company-operated restaurants	$9,742	11%	$8,748	(11%)	$9,787
Revenues from franchised restaurants	15,436	9	14,106	8	13,085
Other revenues	316	(4)	329	(6)	351
Total revenues	25,494	10	23,183	—	23,223
Operating costs and expenses
Company-operated restaurant expenses	8,224	11	7,381	(8)	8,047
Franchised restaurants-occupancy expenses	2,475	5	2,350	1	2,335
Other restaurant expenses	232	(5)	245	(6)	260
Selling, general & administrative expenses
Depreciation and amortization	382	3	370	12	330
Other	2,435	(2)	2,492	5	2,378
Other operating (income) expense, net	99	(90)	974	n/m	(483)
Total operating costs and expenses	13,847	—	13,812	7	12,867
Operating income	11,647	24	9,371	(10)	10,356
Interest expense	1,361	13	1,207	2	1,186
Nonoperating (income) expense, net	(236)	n/m	339	n/m	42
Income before provision for income taxes	10,522	34	7,825	(14)	9,128
Provision for income taxes	2,053	25	1,648	4	1,583
Net income	$8,469	37%	$6,177	(18%)	$7,545
Earnings per common share—diluted	$11.56	39%	$8.33	(17%)	$10.04
Weighted-average common shares outstanding— diluted	732.3	(1%)	741.3	(1)%	751.8
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION
The impact of foreign currency translation on consolidated operating results in 2023 primarily reflected the strengthening of the Euro and British Pound, partly offset by the weakening of most other currencies against the U.S. dollar.
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

McDonald's Corporation 2023 Annual Report 12

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2023	2022	2021	2023	2022	2021
Revenues	$25,494	$23,183	$23,223	$22	$(1,419)	$488
Company-operated margins	1,518	1,368	1,740	1	(99)	42
Franchised margins	12,962	11,756	10,750	23	(646)	223
Selling, general & administrative expenses	2,817	2,862	2,708	(3)	63	(28)
Operating income	11,647	9,371	10,356	19	(652)	231
Net income	8,469	6,177	7,545	30	(386)	150
Earnings per common share—diluted	11.56	8.33	10.04	0.04	(0.52)	0.20

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2023, net income increased 37% (37% in constant currencies) to $8.5 billion and diluted earnings per common share increased 39% (38% in constant currencies) to $11.56. Foreign currency translation had a positive impact of $0.04 on diluted earnings per share.
2023 results included:
•Pre-tax charges of $290 million, or $0.30 per share related to the Company's Accelerating the Arches growth strategy, including restructuring costs associated with its internal effort to modernize ways of working (Accelerating the Organization)
•Pre-tax charges of $72 million, or $0.08 per share, related to the write-off of impaired software no longer in use
2022 results included:
•Pre-tax charges of $1,281 million, or $1.44 per share, related to the sale of the Company's business in Russia
•Pre-tax gain of $271 million, or $0.40 per share, related to the Company's sale of its Dynamic Yield business
•$537 million, or $0.73 per share, of nonoperating expense related to the settlement of a tax audit in France
Outlined below is additional information for the full year 2023 and 2022:

Net Income Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2023	2022	2023	2023
GAAP net income	$8,468.8	$6,177.4	37%	37%
(Gains) charges	273.7	770.7
Tax settlement	—	537.2
Non-GAAP net income	$8,742.5	$7,485.3	17%	16%

Diluted Earnings Per Common Share Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2023	2022	2023	2023
GAAP earnings per share-diluted	$11.56	$8.33	39%	38%
(Gains) charges	0.38	1.04
Tax settlement	—	0.73
Non-GAAP earnings per share-diluted	$11.94	$10.10	18%	18%
2023 net income and diluted earnings per common share reflected strong operating performance driven primarily by higher sales-driven Franchised margins.
The Company repurchased 11.1 million shares of its stock for $3.1 billion in 2023 and 15.8 million shares of its stock for $3.9 billion in 2022.

McDonald's Corporation 2023 Annual Report 13

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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at December 31, 2023. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. In the fourth quarter 2023, the Company provided an insignificant amount of assistance, including royalty relief and deferral of cash collection for certain franchisees impacted by the war in the Middle East in the International Developmental Licensed Markets and Corporate segment. This assistance may continue and increase as long as the war continues.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2023	2022	2021	2023	2022	2023	2022
Company-operated sales:
U.S.	$3,221	$2,836	$2,617	14%	8%	14%	8%
International Operated Markets	5,702	5,179	6,456	10	(20)	10	(11)
International Developmental Licensed Markets & Corporate	819	733	715	12	3	13	16
Total	$9,742	$8,748	$9,788	11%	(11%)	12%	(4%)
Franchised revenues:
U.S.	$7,163	$6,585	$6,094	9%	8%	9%	8%
International Operated Markets	6,549	5,985	5,638	9	6	8	18
International Developmental Licensed Markets & Corporate	1,724	1,536	1,353	12	14	15	22
Total	$15,436	$14,106	$13,085	9%	8%	9%	14%
Total Company-operated sales and Franchised revenues:
U.S.	$10,384	$9,421	$8,711	10%	8%	10%	8%
International Operated Markets	12,251	11,164	12,094	10	(8)	9	2
International Developmental Licensed Markets & Corporate	2,543	2,269	2,068	12	10	14	20
Total	$25,178	$22,854	$22,873	10%	—%	10%	6%
Total Other revenues	$316	$329	$350	(4%)	(6%)	(3%)	(3%)
Total Revenues	$25,494	$23,183	$23,223	10%	—%	10%	6%
In 2023, total Company-operated sales and franchised revenues increased 10% (10% in constant currencies) benefiting from strong sales performance in the U.S. and International Operated Markets segment. Revenue growth in the International Operated Markets segment was partly offset by the impact of the Company's exit from Russia in the second quarter of 2022. Revenue growth in the International Developmental Licensed Markets & Corporate segment was impacted by the war in the Middle East, which began in October 2023.

TOTAL REVENUES BY SEGMENT

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate

McDonald's Corporation 2023 Annual Report 14

The following tables present comparable sales and Systemwide sales increases/(decreases):

Comparable sales increases/(decreases)

	2023	2022	2021
U.S.	8.7%	5.9%	13.8%
International Operated Markets	9.2	13.3	21.6
International Developmental Licensed Markets & Corporate	9.4	16.0	16.6
Total	9.0%	10.9%	17.0%

Systemwide sales increases/(decreases)*

			Increase/(decrease) excluding currency translation
	2023	2022	2023	2022
U.S.	9%	6%	9%	6%
International Operated Markets	11	—	10	11
International Developmental Licensed Markets & Corporate	9	10	12	21
Total	10%	5%	10%	11%
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

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2023	2022	2021	2023	2022	2023	2022
U.S.	$49,914	$45,898	$43,344	9%	6%	9%	6%
International Operated Markets	38,264	34,537	33,097	11	4	10	15
International Developmental Licensed Markets & Corporate	31,572	29,038	26,234	9	11	12	21
Total	$119,750	$109,473	$102,675	9%	7%	10%	13%

Ownership type
Conventional franchised	$87,809	$80,066	$75,956	10%	5%	10%	10%
Developmental licensed	20,045	18,444	15,151	9	22	9	31
Foreign affiliated	11,896	10,963	11,568	9	(5)	9	6
Total	$119,750	$109,473	$102,675	9%	7%	10%	13%

McDonald's Corporation 2023 Annual Report 15

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
Restaurant margins

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2023	2022	2021	2023	2022	2023	2022
Franchised:
U.S.	$5,877	$5,341	$4,906	10%	9%	10%	9%
International Operated Markets	5,379	4,900	4,516	10	8	9	20
International Developmental Licensed Markets & Corporate	1,706	1,515	1,328	13	14	15	23
Total	$12,962	$11,756	$10,750	10%	9%	10%	15%
Company-operated:
U.S.	$489	$429	$511	14%	(16%)	14%	(16%)
International Operated Markets	995	913	1,208	9	(24)	9	(17)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$1,517	$1,368	$1,740	11%	(21%)	11%	(16%)
Total restaurant margins:
U.S.	$6,366	$5,770	$5,417	10%	7%	10%	7%
International Operated Markets	6,374	5,813	5,724	10	2	9	12
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$14,479	$13,124	$12,490	10%	5%	10%	11%
n/m Not meaningful
In 2023, total restaurant margins increased 10% (10% in constant currencies), which reflected strong sales performance across all segments.
Franchised margins represented approximately 90% of restaurant margin dollars.
Company-operated margins in the U.S. and International Operated Markets segment reflected strong sales performance, with results partly offset by ongoing inflationary cost pressures. Results in the International Operated Markets segment were also partly offset by the impact of the Company's exit from Russia in the second quarter of 2022.
Total restaurant margins included $1,597 billion of depreciation and amortization expenses in 2023.

RESTAURANT MARGINS BY TYPE (In millions)

McDonald's Corporation 2023 Annual Report 16

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2023	2022	2021	2023	2022	2023	2022
U.S.	$661	$692	$696	(5%)	(1%)	(5%)	(1%)
International Operated Markets	635	629	692	1	(9)	—	—
International Developmental Licensed Markets & Corporate(1)	1,521	1,541	1,320	(1)	17	(1)	17
Total Selling, General & Administrative Expenses	$2,817	$2,862	$2,708	(2%)	6%	(2%)	8%

Less: Incentive-Based Compensation(2)	424	404	439	5	(8)	5	(6%)
Total Excluding Incentive-Based Compensation	$2,393	$2,458	$2,269	(3%)	8%	(3%)	11%
(1)Includes corporate office support costs in areas such as facilities, finance, human resources, investments in strategic technology initiatives, legal, marketing, restaurant operations, supply chain and training.
(2)Includes all cash incentives and share-based compensation expense.
In 2023, consolidated selling, general and administrative expenses decreased 2% (2% in constant currencies), reflecting lower employee costs as a result of Accelerating the Organization and the comparison to prior year costs related to the 2022 Worldwide Owner/Operator convention and proxy contest. These results were partly offset by investments in digital and technology under our Accelerating the Arches strategy in the current year.
Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AS A PERCENT OF SYSTEMWIDE SALES

McDonald's Corporation 2023 Annual Report 17

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2023	2022	2021
Gains on sales of restaurant businesses	$(103)	$(60)	$(96)
Equity in earnings of unconsolidated affiliates	(153)	(113)	(177)
Asset dispositions and other (income) expense, net	(7)	137	75
Impairment and other charges (gains), net	362	1,010	(285)
Total	$99	$974	$(483)
•Gains on sales of restaurant businesses
In 2023, gains on sales of restaurant businesses increased primarily due to an increased number of restaurants sold to franchisees in the International Operated Markets segment.
•Equity in earnings of unconsolidated affiliates
In 2023, equity in earnings of unconsolidated affiliates increased primarily due to recovery from the impact of COVID-19 in China in the prior year.
•Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net reflected higher property sale gains and the comparison to prior year costs incurred to support the Company's business in Ukraine and higher asset write-offs.
•Impairment and other charges (gains), net
In 2023, impairment and other charges (gains), net reflected $72 million of pre-tax charges related to the write-off of impaired software no longer in use and pre-tax charges of $290 million related to the Company's Accelerating the Arches growth strategy
◦The Company incurred $250 million of restructuring costs associated with Accelerating the Organization, the Company’s internal effort to modernize ways of working
◦The Company incurred $40 million of accelerated restaurant closing charges, representing expenses associated with the Lease Right of Use Asset and fixed asset write-offs
Results in 2022 reflected $1,281 million of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.
OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2023	2022	2021	2023	2022	2023	2022
U.S.	$5,694	$5,136	$4,755	11%	8%	11%	8%
International Operated Markets	5,832	3,926	5,130	49	(23)	47	(13)
International Developmental Licensed Markets & Corporate	121	309	471	(61)	(34)	(47)	(5)
Total	$11,647	$9,371	$10,356	24%	(10%)	24%	(3%)
			$(483)
Operating margin	45.7%	40.4%	44.6%

Operating income reconciliation*

	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
Dollars in millions	2023	2022	2023	2023
GAAP operating income	$11,647	$9,371	24%	24%
(Gains)/charges	362	—
Russia sale charge	—	1,281
Dynamic Yield sale gain	—	(271)
Non-GAAP operating income	$12,009	$10,381	16%	16%

Non-GAAP operating margin	47.1%	44.8%

*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section above for details of the gains and charges in this table.
•Operating Income: Operating income increased 24% (24% in constant currencies). Excluding the current year and prior year items in the table above, operating income increased 16% (16% in constant currencies) for 2023. Positive operating results across all segments were primarily due to strong sales-driven growth in Franchised margins.

McDonald's Corporation 2023 Annual Report 18

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
*Refer to the Operating Income section on page 18 in this Form 10-K for details regarding operating margin percent for 2023 and 2022.

McDonald's Corporation 2023 Annual Report 19

INTEREST EXPENSE
Interest expense increased 13% (13% in constant currencies) and 2% (4% in constant currencies) in 2023 and 2022, respectively. Results in 2023 reflected higher average debt balances and higher average interest rates.

NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2023	2022	2021
Interest income	$(186)	$(44)	$(9)
Foreign currency and hedging activity	(19)	(134)	37
Other expense	(31)	517	14
Total	$(236)	$339	$42
In 2023, Interest income increased due to higher average interest rates.
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
In 2022, Other (income) expense, net included $537 million of nonoperating expense related to the settlement of a tax audit in France.

PROVISION FOR INCOME TAXES
In 2023 and 2022, the reported effective income tax rates were 19.5% and 21.1%, respectively.
Results for 2022 reflected $239 million of net tax benefits related to the sale of the Company’s Russia and Dynamic Yield businesses and the unfavorable impact of the non-deductible $537 million of nonoperating expense related to the settlement of a tax audit in France. Excluding these items, the effective tax rate was 20.1% for the year ended 2022.
Consolidated deferred tax assets, net of valuation allowance, was $6.9 billion in 2023 and $6.1 billion in 2022. Substantially all of the net tax assets are expected to be realized in the U.S. and other profitable markets.
As of December 31, 2023, numerous countries have enacted the Organization of Economic Corporation and Development’s framework on a global minimum tax (referred to as “Pillar 2”), with the earliest effective date for taxable years beginning after December 31, 2023. While the Company does not expect this enactment will have a material impact on the consolidated financial statements, we will continue to evaluate and monitor as additional guidance and clarification becomes available.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently issued accounting pronouncements are included on page 43 of this Form 10-K.

CASH FLOWS
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $9.6 billion in 2023, an increase of $2.2 billion or 30%. Free cash flow was $7.3 billion in 2023, an increase of $1.8 billion or 32%. The Company’s free cash flow conversion rate was 86% in 2023 and 89% in 2022. Cash provided by operations increased in 2023 compared to 2022 primarily due to improved operating results.
Cash used for investing activities totaled $3.2 billion in 2023, an increase of $506 million compared with 2022. The increase was primarily due to higher capital expenditures as a result of the addition of Restaurant Development to the Company’s growth pillars under our Accelerating the Arches strategy.
Cash used for financing activities totaled $4.4 billion in 2023, a decrease of $2.2 billion compared with 2022. The decrease was primarily due to increased bond issuances in the current year.
The Company’s cash and equivalents balance was $4.6 billion and $2.6 billion at year end 2023 and 2022, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

McDonald's Corporation 2023 Annual Report 20

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2023, the Company opened 2,067 restaurants and closed 520 restaurants. In 2022, the Company opened 1,576 restaurants and closed 1,332 restaurants. The increase in openings in 2023 is a result of the addition of Restaurant Development to the Company's growth pillars under our Accelerating the Arches Strategy. The significant number of closures in 2022 was primarily due to the closure of 855 restaurants as a result of the sale of the Company's business in Russia.
Systemwide restaurants at year end

	2023	2022	2021
U.S.	13,457	13,444	13,438
International Operated Markets	10,263	10,103	10,785
International Developmental Licensed Markets & Corporate	18,102	16,728	15,808
Total	41,822	40,275	40,031
RESTAURANTS BY OWNERSHIP TYPE

Franchised restaurants	Company-operated restaurants

Approximately 95% of the restaurants at year-end 2023 were franchised, including 95% in the U.S., 89% in International Operated Markets and 98% in the International Developmental Licensed Markets.
Capital expenditures increased $458 million or 24% in 2023 primarily due to increased investment in restaurant openings as a result of the addition of Restaurant Development to the Company's growth pillars under our Accelerating the Arches Strategy.

McDonald's Corporation 2023 Annual Report 21

CAPITAL EXPENDITURES BY TYPE (In millions)
* Primarily corporate equipment and other office-related expenditures.

New restaurant investments in all years presented were concentrated in markets with strong returns and/or opportunities for long-term growth. Average development costs vary widely by market depending on the types of restaurants built and the real estate and construction costs within each market. These costs, which include land, buildings and equipment, are managed through the use of optimally-sized restaurants, construction and design efficiencies, as well as leveraging the Company's global sourcing network and best practices.
As of December 31, 2023 and 2022, the Company owned approximately 57% of the land and approximately 80% of the buildings for restaurants in its consolidated markets.

SHARE REPURCHASES AND DIVIDENDS
In 2023, the Company returned approximately $7.6 billion to shareholders through a combination of dividends paid and shares repurchased.
Shares repurchased and dividends

In millions, except per share data	2023	2022	2021
Number of shares repurchased	11.1	15.8	3.4
Shares outstanding at year end	723	731	745
Dividends declared per share	$6.23	$5.66	$5.25
Treasury stock purchases (in Shareholders' equity)	$3,105	$3,896	$846
Dividends paid	4,533	4,168	3,919
Total returned to shareholders	$7,638	$8,064	$4,765
In December 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020, that authorized the purchase of up to $15 billion of the Company's outstanding stock, with no specified expiration date. In 2023, approximately 11.1 million shares were repurchased for $3.1 billion, bringing total purchases under the program to approximately 34.6 million shares or $8.7 billion.
The Company has paid dividends on its common stock for 48 consecutive years and has increased the dividend amount every year. The 2023 full year dividend of $6.23 per share reflects the quarterly dividend paid for each of the first three quarters of $1.52 per share, with an increase to $1.67 per share paid in the fourth quarter. This 10% increase in the quarterly dividend equates to a $6.68 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

McDonald's Corporation 2023 Annual Report 22

FINANCIAL POSITION AND CAPITAL RESOURCES
TOTAL ASSETS AND RETURN
Total assets increased $5.7 billion or 11% in 2023, primarily due to an increase in Cash and equivalents driven by higher cash from operations, as well as increased net debt issuances and decreased treasury stock purchases. Net property and equipment increased $1.1 billion in 2023, primarily due to increased capital expenditures as a result of the addition of Restaurant Development to the Company's growth pillars under our Accelerating the Arches strategy. Net property and equipment and the Lease right-of-use asset, net represented approximately 44% and approximately 24%, respectively, of total assets at year-end. Approximately 83% of total assets were in the U.S. and International Operated Markets at year-end 2023.
The Company’s after-tax ROIC from continuing operations is a metric that management believes measures capital-allocation effectiveness over time and was 25.2%, 22.6% and 21.5% as of December 31, 2023, 2022 and 2021, respectively. Refer to the reconciliation in Exhibit 99.1 to this Form 10-K.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2023 totaled $39.3 billion, compared with $35.9 billion at December 31, 2022. The net increase in 2023 was primarily due to net issuances of $3.0 billion and the impact of changes in exchange rates on foreign currency denominated debt of $432 million.
Debt highlights(1)

	2023	2022	2021
Fixed-rate debt as a percent of total debt(2,3)	96%	96%	95%
Weighted-average annual interest rate of total debt(3)	3.7	3.5	3.2
Foreign currency-denominated debt as a percent of total debt(2)	38	36	36
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	114	120	115
Cash provided by operations as a percent of total debt(2)	24	20	26
(1)All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year. See reconciliation in Exhibit 99.1.
(2)Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See the Debt Financing footnote on page 58 of this Form 10-K.
(3)Includes the effect of interest rate swaps used to hedge debt.

Standard & Poor's and Moody's currently rate the Company’s commercial paper A-2 and P-2, respectively, and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. In December 2022, the Company's Board of Directors authorized $15 billion of borrowing capacity with no specified expiration date, of which $9.7 billion remained outstanding as of December 31, 2023. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company is authorized to issue up to $5.0 billion of commercial paper, and has $4.0 billion available under a committed line of credit agreement (see the Debt Financing footnote on page 58 of this Form 10-K). As of December 31, 2023, the Company's subsidiaries also had $122.0 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $15.1 billion and $13.0 billion for the years ended December 31, 2023 and 2022, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies footnote related to financial instruments and hedging activities on page 46 of this Form 10-K for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2023, the Company was required to post $82.8 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.
McDonald's Corporation 2023 Annual Report 23

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2023	2022
British Pounds Sterling	$1,080	$1,167
Australian Dollars	1,015	884
Canadian Dollars	703	575
Polish Zloty	571	444
New Zealand Dollars	238	275
The Company prepared sensitivity analyses of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2023 levels nor a 10% adverse change in foreign currency rates from 2023 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
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
Sources of Liquidity
The Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Minimum rent payments under franchise arrangements are based on the Company’s underlying investment in owned sites and parallel the Company’s underlying lease obligations and escalations on properties that are leased. The Company believes that control over the real estate enables it to achieve restaurant performance levels that are among the highest in the industry. Refer to the Franchise Arrangements footnote on page 50 of this Form 10-K for additional information on future gross minimum payments due to the Company under existing conventional franchise arrangements.
Additionally, the Company is authorized to utilize up to $15 billion of borrowing capacity in various forms by the Board of Directors, of which $9.7 billion remained outstanding as of December 31, 2023. The Company is also authorized to issue up to $5.0 billion of commercial paper, and has $4.0 billion available under a committed line of credit agreement. Refer to the Financing and Market Risk section on page 58 of this Form 10-K.
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. Refer to the Leasing Arrangements footnote on page 51 and the Debt Financing footnote on page 58 of this Form 10-K for more information.
The Company also records liabilities related to supplemental benefit plans maintained in the U.S. as well as liabilities for gross unrecognized tax benefits on certain tax positions. Details related to these obligations are provided in the Employee Benefit Plan footnote on page 57 and the Income Taxes footnote on page 55 of this Form 10-K.
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
Additionally, the Company has guaranteed certain loans totaling approximately $193 million at December 31, 2023. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of the System. At December 31, 2023, there was no carrying value for obligations under these guarantees in the Consolidated Balance Sheet.

McDonald's Corporation 2023 Annual Report 24

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
The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:
•Property and equipment
Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. Refer to the Property and Equipment section in the Summary of Significant Accounting Policies footnote on page 44 of this Form 10-K and the Property and Equipment footnote on page 50 of this Form 10-K for additional information.
•Leasing Arrangements
The Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company. The Company also uses an incremental borrowing rate in calculating the Lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. Refer to the Leasing section in the Summary of Significant Accounting Policies footnote on page 44 of this Form 10-K and the Leasing Arrangements footnote on page 51 of this Form 10-K for additional information.
•Long-lived assets impairment review
Long-lived assets are reviewed for impairment annually. If qualitative indicators of impairment are present, such as changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends, the Company will use these and other factors in estimating future cash flows when testing for the recoverability of its long-lived assets. Estimates of future cash flows are highly subjective judgements based on the Company’s experience and knowledge of its operations. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, it may be required to record impairment charges. Refer to the Long-lived Assets section in the Summary of Significant Accounting Policies footnote on page 44 of this Form 10-K for additional information.
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
Refer to the Income Taxes section in the Summary of Significant Accounting Policies footnote on page 45 of this Form 10-K and the Income Taxes footnote on page 55 of this Form 10-K for additional information.

EFFECTS OF CHANGING PRICES — INFLATION
As broader inflationary pressures in the economy begin to ease, the restaurant industry is expected to experience some relief in supply chain and other cost challenges. Although the challenges of an inflationary environment may still exist, the Company has demonstrated an ability to manage these inflationary cost increases effectively through its rapid inventory turnover, ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs.

McDonald's Corporation 2023 Annual Report 25

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index ("S&P 500 Index") and to the DJIA companies for the five-year period ended December 31, 2023. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2018. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the DJIA Index, which is not weighted by market capitalization and may be composed of different companies during the period under consideration.

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
2018
2019
2020
2021
2022
2023
McDonald's Corporation
S&P 500 Index
Dow Jones Industrials

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
McDonald's Corporation	$100	$114	$127	$162	$163	$187
S&P 500 Index	$100	$131	$156	$200	$164	$207
Dow Jones Industrials	$100	$125	$138	$166	$155	$180
Source: S&P Capital IQ
McDonald's Corporation 2023 Annual Report 26

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2024 was estimated to be 4,500,000.
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through dividends and share repurchases. The Company has paid dividends on common stock for 48 consecutive years through 2023 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2023*:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2023	1,167,891	257.19	1,167,891	$6,837,906,052
November 1-30, 2023	1,040,997	275.80	1,040,997	6,550,798,529
December 1-31, 2023	931,481	291.50	931,481	6,279,274,911
Total	3,140,369	273.53	3,140,369
*    Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.
(1)On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020 with no specified expiration date, that authorized the purchase of up to $15 billion of the Company's outstanding common stock.
McDonald's Corporation 2023 Annual Report 27

RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” "aim," “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident,” “commit,” “potential” and "trajectory" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the dates the statements are made. Except as required by law, we do not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.
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
To continue to be successful in the future, we believe we must preserve, enhance and leverage the value and relevance of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions, which are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which continuously evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Our business could also be impacted by business incidents or practices, whether actual or perceived, particularly if they receive considerable publicity or result in litigation, as well as by our position or perceived lack of position on environmental, social responsibility, public policy, geopolitical and similar matters. In addition, we cannot ensure that franchisees or business partners will not take actions that adversely affect the value and relevance of our brand. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
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
McDonald's Corporation 2023 Annual Report 28

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
We compete primarily in the IEO segment, which is highly competitive. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores, coffee shops and online retailers. We expect our environment to continue to be highly competitive, and our results in any particular reporting period may be impacted by a contracting IEO segment or by new or continuing actions, product offerings, technologies or consolidation of our competitors and third-party partners, which may have a short- or long-term impact on our results.
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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been, and may never be, registered in all of the countries outside of the U.S. in which we do business or may do business in the future. It may be costly and time consuming to protect our intellectual property, particularly in rapidly evolving areas, and the steps we have taken to do so in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could, particularly in rapidly evolving areas, be time consuming, or result in costly litigation and could also have an adverse impact on our business.
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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Such disruptions or volatility can also result from acts of war, terrorism or other hostilities. For example, the wars in Ukraine and the Middle East have resulted in unpredictable conditions in regions throughout the world. The impacts of these wars on already-volatile macroeconomic conditions, geopolitical tensions, supply chain availability, consumer demand and the ability of us and our franchisees to operate in certain geographic areas, may also continue to have an adverse impact on our business and financial results.
While we may face challenges and uncertainties in any of the markets in which we operate, such challenges and uncertainties are often heightened in developing markets, which may entail a relatively higher risk of political instability, economic volatility, crime, corruption
McDonald's Corporation 2023 Annual Report 29

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
Our success depends in part on our System’s ability to effectively attract, recruit, develop, motivate and retain qualified individuals to work in McDonald’s restaurants and to maintain appropriately-staffed restaurants in an intensely competitive labor market. We and our franchisees have experienced and may continue to experience challenges in adequately staffing certain McDonald’s restaurants, which can negatively impact operations, including speed of service to customers, and customer satisfaction levels. The System’s ability to meet its labor needs as they evolve is generally subject to a variety of factors, including the availability of sufficient workforce, unemployment levels and prevailing wages in the markets in which we operate.
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

McDonald's Corporation 2023 Annual Report 30

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
We are increasingly reliant upon technology systems, such as point-of-sale, that support our business operations, including our digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our or our franchisees’ operations, or our customers’ experiences and perceptions. In addition, the artificial intelligence tools we are incorporating into certain aspects of our restaurant operations may not generate the intended efficiencies and may impact our business results.
Security incidents or breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, deepfakes and other malicious uses of artificial intelligence, introduction of malware or ransomware and other disruptive problems caused by hackers. Certain of these technology systems contain personal, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event of an incident, a security breach could result in disruptions, shutdowns, or the theft or unauthorized disclosure of such information. The actual or alleged occurrence of any of these incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including administrative fines, criminal or civil penalties or civil liabilities.
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
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive regulations involving, among other matters, restaurant operations, product packaging, marketing, use of information technology systems, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. We also are subject to increasing public focus, including by governmental and non-governmental organizations, on environmental, social responsibility and corporate governance matters. Our success depends in part on our ability to manage the impact of regulations and other initiatives that can affect our business plans and operations, which have increased and may continue to increase our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
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
McDonald's Corporation 2023 Annual Report 31

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
We are subject to legal and compliance risks and associated liability related to privacy and data protection requirements, including those associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. An increasing number of our markets have enacted new privacy and data protection requirements (including the European Union’s General Data Protection Regulation and various U.S. state-level laws), and further requirements are likely to be proposed or enacted in the future. Failure to comply with these privacy and data protection laws could result in legal proceedings and substantial administrative fines, criminal or civil penalties or civil liabilities and materially adversely impact our financial results or brand perceptions.
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
Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets, all of which can adversely affect our business, financial results and outlook. Governmental responses to health epidemics or pandemics, including operational restrictions, can also affect the foregoing items and adversely affect our business and financial results. The duration and scope of a health epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. A health epidemic or pandemic may also heighten other risks disclosed in these Risk Factors, including, but not limited to, those related to the availability and costs of labor and commodities, supply chain interruptions, consumer behavior, and consumer perceptions of our brand and industry.

McDonald's Corporation 2023 Annual Report 32

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
The standards we set for ourselves regarding environmental and social impact matters, and our ability to meet such standards, may also impact our business. For example, we are working to manage risks and costs to our System related to climate change, greenhouse gases, and diminishing energy and water resources, and we have announced initiatives relating to, among other things, climate action, sustainability, and responsible sourcing. In addition, we are engaging in social impact initiatives, including community engagement and philanthropy; as well as diversity, equity and inclusion efforts. We have faced increased scrutiny related to reporting on and achieving these initiatives, as well as continued public focus on similar matters, such as packaging and waste, animal health and welfare, deforestation and land use. We have also experienced increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. Moreover, addressing environmental and social impact matters requires Systemwide as well as third party coordination and alignment, over which we do not have complete control and which may be unpredictable. The standards by which certain environmental and social impact matters are measured are also evolving and subject to assumptions that could change over time.
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

McDonald's Corporation 2023 Annual Report 33

CYBERSECURITY

Governance
Management has primary responsibility for enterprise-wide risk management (“ERM”), including cybersecurity risk, within our Company, as detailed below. Our Board of Directors is responsible for overseeing our ERM framework and exercises this oversight both as a full Board and through its standing committees. Our Board’s Public Policy & Strategy Committee (“PPS Committee”) has oversight responsibility for our strategy and processes relating to cybersecurity risk management. Our PPS Committee receives updates at regular intervals on cybersecurity matters from management, including our Global Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) who, as discussed below, are responsible for assessing and managing material cybersecurity risks. Such updates include a discussion of the status of our cybersecurity landscape and our cybersecurity strategies, including potential risks and mitigation efforts. If a cybersecurity incident meets our established internal escalation threshold, accelerated reporting of the incident is provided to the applicable members of the Board. The PPS Committee also considers potential remedies to any strategic or process gaps that may be identified during the Company’s review of specific cybersecurity incidents.
Our Board of Directors recognizes the importance to the Company of effectively identifying, assessing and managing risks that could have a significant impact on our business strategy. The ERM framework leverages internal risk committees comprised of cross-functional leadership who meet regularly to evaluate and prioritize risks, including cybersecurity risk, in the context of our strategy, with further escalation to our CEO, Board and/or Committees, as appropriate. Effective management of cybersecurity risks is critical to the successful execution of our business strategy.
Risk Management and Strategy
Our CIO and CISO are responsible for assessing and implementing our cybersecurity risk management programs, which are informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework. These leaders and their teams have significant relevant experience in various fields, such as incident response, application security, data protection, network security and identity and access management, and have implemented and executed security programs across multiple industries at Fortune 100 companies. Our programs are designed to create a comprehensive, cross-functional approach to identify and mitigate cybersecurity risks as well as to prevent cybersecurity incidents in an effort to support business continuity and achieve operational resiliency.
We leverage certain third-party providers and local technology support teams to help execute certain aspects of our cybersecurity risk management programs. We also engage third parties in assessments and testing of our policies, processes and standards that are designed to identify and remediate cybersecurity incidents. These efforts include a wide range of activities focused on evaluating the effectiveness of the program, including audits, modeling, tabletop exercises and vulnerability testing. We also periodically engage independent third parties to perform assessments and evaluations of certain aspects of our information security control environment and operation of our program. Further, we have various processes and programs to manage cybersecurity risks associated with our use of third-party vendors and suppliers.
We provide regular, mandatory training for employees regarding cybersecurity threats to bring awareness on how they can help prevent and report potential cybersecurity incidents. In addition, key stakeholders involved with our cybersecurity risk management programs receive additional training and regularly participate in scenario-based training exercises to support the effective administration of our programs.
We have established and regularly tested incident response processes and controls that identify and risk-rank incidents through a centralized system to promote timely escalation of cybersecurity incidents that exceed a particular level of risk, including escalation of incidents of sufficient magnitude or severity to our CIO and CISO. In evaluating cybersecurity incidents, management considers the potential impact to our results of operations, control framework, and financial condition, as well as the potential impact, if any, to our business strategy or reputation.
Cybersecurity threats, including as a result of our previous cybersecurity incidents, have not materially affected our results of operations or financial condition, including our business strategy, in 2023. For additional information on risks from cybersecurity threats, please see our Risk Factors beginning on page 28.

McDonald's Corporation 2023 Annual Report 34

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

McDonald's Corporation 2023 Annual Report 35

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of the Company as of the date of this filing:
Jonathan Banner, 56, is Executive Vice President – Chief Global Impact Officer, a position he has held since September 2022. Prior to joining the Company, Mr. Banner served as Executive Vice President, Communications for PepsiCo, Inc., a food and beverage company, from May 2014 to August 2022.
Ian Borden, 55, is Executive Vice President – Global Chief Financial Officer, a position he has held since September 2022. Prior to that, Mr. Borden served as President, International, from January 2020 to August 2022, as President – International Developmental Licensed Markets from January 2019 to December 2019. Mr. Borden has served the Company for 29 years.
Heidi Capozzi, 54, is Executive Vice President – Global Chief People Officer, a position she has held since April 2020. Prior to joining the Company, Ms. Capozzi served as Senior Vice President of Human Resources for The Boeing Company, a manufacturer of commercial jetliners and defense, space and security systems, from March 2016 to April 2020.
Joseph Erlinger, 50, is Executive Vice President – President, McDonald's USA, a position he has held since November 2019. Prior to that, Mr. Erlinger served as President – International Operated Markets from January 2019 to October 2019. Mr. Erlinger has served the Company for 21 years.
Morgan Flatley, 49, is Executive Vice President – Global Chief Marketing Officer and New Business Ventures, a position she has held since February 2023. Prior to that, Ms. Flatley served as Senior Vice President - Global Chief Marketing Officer from November 2021 to January 2023 and as Senior Vice President - Chief Marketing and Digital Customer Experience Officer from May 2017 to November 2021.
Marion Gross, 63, is Executive Vice President – Global Chief Supply Chain Officer, a position she has held since September 2022. Prior to that, Ms. Gross served as Senior Vice President – Chief Supply Chain Officer, North America from May 2013 to August 2022. Ms. Gross has served the Company for 30 years.
Catherine Hoovel, 52, is Senior Vice President – Corporate Controller, a position she has held since July 2021. Prior to that, Ms. Hoovel served as Vice President – Chief Accounting Officer from October 2016 to July 2021. Ms. Hoovel has served the Company for 27 years.
Christopher Kempczinski, 55, is President and Chief Executive Officer, a position he has held since November 2019. Prior to that, Mr. Kempczinski served as President, McDonald’s USA from January 2017 to October 2019. Mr. Kempczinski has served the Company for eight years.
Jill McDonald, 59, is Executive Vice President – President, International Operated Markets, a position she has held since September 2022. Prior to re-joining the Company, Ms. McDonald served as Chief Executive Officer for Costa Coffee, a beverage company, from December 2019 to July 2022, as Managing Director, Clothing, Home & Beauty for Marks and Spencer Group plc, a multinational clothing and home products retailer, from October 2017 to July 2019. Ms. McDonald previously worked at the Company from June 2006 to March 2015.
Desiree Ralls-Morrison, 57, is Executive Vice President – Global Chief Legal Officer and Secretary, a position she has held since April 2021. Prior to joining the Company, Ms. Ralls-Morrison served as Senior Vice President, General Counsel and Corporate Secretary for Boston Scientific Corporation, a medical device manufacturer, from November 2017 to April 2021.
Brian Rice, 60, is Executive Vice President – Global Chief Information Officer, a position he has held since August 2022. Prior to joining the Company, Mr. Rice served as Executive Vice President, Chief Information Officer and Global Business Services for Cardinal Health, Inc., a healthcare services company, from February 2019 to August 2022, and as Senior Vice President, Chief Information Officer and Global Business Services for the Kellogg Company, a food manufacturing company, from February 2009 to February 2019.
Jo Sempels, 56, is Senior Vice President and President, International Developmental Licensed Markets, a position he has held since September 2022. Prior to that, Mr. Sempels served as Senior Vice President - International Developmental Licensed Markets from December 2019 to August 2022, as Vice President, Business Unit Lead International Developmental Licensed Markets Europe from January 2019 to December 2019. Mr. Sempels has served the Company for 31 years.
Manu Steijaert, 53, is Executive Vice President – Global Chief Customer Officer, a position he has held since August 2021. Prior to that, Mr. Steijaert served as Vice President, International Operated Markets from January 2019 to July 2021. Mr. Steijaert has served the Company for 21 years.

McDonald's Corporation 2023 Annual Report 36

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

McDonald's Corporation 2023 Annual Report 37

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2023	2022	2021
REVENUES
Sales by Company-operated restaurants	$9,741.6	$8,748.4	$9,787.4
Revenues from franchised restaurants	15,436.5	14,105.8	13,085.4
Other revenues	315.6	328.4	350.1
Total revenues	25,493.7	23,182.6	23,222.9
OPERATING COSTS AND EXPENSES
Company-operated restaurant expenses
Food & paper	3,039.0	2,737.3	3,096.8
Payroll & employee benefits	2,885.8	2,617.4	2,677.2
Occupancy & other operating expenses	2,299.3	2,026.2	2,273.3
Franchised restaurants-occupancy expenses	2,474.6	2,349.7	2,335.0
Other restaurant expenses	232.5	244.8	260.4
Selling, general & administrative expenses
Depreciation and amortization	381.7	370.4	329.7
Other	2,435.2	2,492.2	2,377.8
Other operating (income) expense, net	98.9	973.6	(483.3)
Total operating costs and expenses	13,847.0	13,811.6	12,866.9
Operating income	11,646.7	9,371.0	10,356.0
Interest expense-net of capitalized interest of $14.5, $9.5 and $6.8	1,360.8	1,207.0	1,185.8
Nonoperating (income) expense, net	(236.3)	338.6	42.3
Income before provision for income taxes	10,522.2	7,825.4	9,127.9
Provision for income taxes	2,053.4	1,648.0	1,582.7
Net income	$8,468.8	$6,177.4	$7,545.2
Earnings per common share–basic	$11.63	$8.39	$10.11
Earnings per common share–diluted	$11.56	$8.33	$10.04
Dividends declared per common share	$6.23	$5.66	$5.25
Weighted-average shares outstanding–basic	727.9	736.5	746.3
Weighted-average shares outstanding–diluted	732.3	741.3	751.8
See Notes to consolidated financial statements.
McDonald's Corporation 2023 Annual Report 38

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2023	2022	2021
Net income	$8,468.8	$6,177.4	$7,545.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	136.1	(354.1)	(216.2)
Reclassification of (gain) loss to net income	—	504.4	34.7
Foreign currency translation adjustments-net of tax benefit (expense) of $94.1, $(207.6), and $(186.5)	136.1	150.3	(181.5)
Cash flow hedges:
Gain (loss) recognized in AOCI	(19.8)	160.3	57.6
Reclassification of (gain) loss to net income	(16.6)	(104.8)	28.9
Cash flow hedges-net of tax benefit (expense) of $9.8, $(16.0), and $(24.9)	(36.4)	55.5	86.5
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(69.5)	(118.7)	108.1
Reclassification of (gain) loss to net income	0.4	—	—
Defined benefit pension plans-net of tax benefit (expense) of $22.2, $43.2, and $(36.6)	(69.1)	(118.7)	108.1

Total other comprehensive income (loss), net of tax	30.6	87.1	13.1

Comprehensive income	$8,499.4	$6,264.5	$7,558.3

See Notes to consolidated financial statements.
McDonald's Corporation 2023 Annual Report 39

Consolidated Balance Sheet

In millions, except per share data	December 31, 2023	2022
ASSETS
Current assets
Cash and equivalents	$4,579.3	$2,583.8
Accounts and notes receivable	2,488.0	2,115.0
Inventories, at cost, not in excess of market	52.8	52.0
Prepaid expenses and other current assets	866.3	673.4
Total current assets	7,986.4	5,424.2
Other assets
Investments in and advances to affiliates	1,080.2	1,064.5
Goodwill	3,040.4	2,900.4
Miscellaneous	5,617.8	4,707.2
Total other assets	9,738.4	8,672.1
Lease right-of-use asset, net	13,514.4	12,565.7
Property and equipment
Property and equipment, at cost	43,570.0	41,037.6
Accumulated depreciation and amortization	(18,662.4)	(17,264.0)
Net property and equipment	24,907.6	23,773.6
Total assets	$56,146.8	$50,435.6
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,192.4	$—
Accounts payable	1,102.9	980.2
Lease liability	688.1	661.1
Income taxes	705.1	274.9
Other taxes	268.0	255.1
Accrued interest	468.9	393.4
Accrued payroll and other liabilities	1,433.6	1,237.4
Total current liabilities	6,859.0	3,802.1
Long-term debt	37,152.9	35,903.5
Long-term lease liability	13,057.7	12,134.4
Long-term income taxes	363.2	791.9
Deferred revenues - initial franchise fees	790.1	757.8
Other long-term liabilities	949.7	1,051.8
Deferred income taxes	1,680.9	1,997.5
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	16.6	16.6
Additional paid-in capital	8,892.9	8,547.1
Retained earnings	63,479.9	59,543.9
Accumulated other comprehensive income (loss)	(2,456.0)	(2,486.6)
Common stock in treasury, at cost; 937.9 and 929.3 million shares	(74,640.1)	(71,624.4)
Total shareholders’ equity (deficit)	(4,706.7)	(6,003.4)
Total liabilities and shareholders’ equity (deficit)	$56,146.8	$50,435.6
See Notes to consolidated financial statements.
McDonald's Corporation 2023 Annual Report 40

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2023	2022	2021
Operating activities
Net income	$8,468.8	$6,177.4	$7,545.2
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	1,978.2	1,870.6	1,868.1
Deferred income taxes	(686.4)	(345.7)	(428.3)
Share-based compensation	175.2	166.7	139.2
Net (gain) loss on sale of restaurant and other businesses	(103.2)	732.7	(97.8)
Other	(112.7)	(570.4)	(339.1)
Changes in working capital items:
Accounts receivable	(161.0)	(264.1)	309.9
Inventories, prepaid expenses and other current assets	16.7	5.6	(62.2)
Accounts payable	50.4	31.3	225.0
Income taxes	(220.3)	(546.7)	(302.5)
Other accrued liabilities	206.2	129.3	284.0
Cash provided by operations	9,611.9	7,386.7	9,141.5
Investing activities
Capital expenditures	(2,357.4)	(1,899.2)	(2,040.0)
Purchases of restaurant businesses	(441.2)	(807.0)	(374.2)
Sales of restaurant and other businesses	195.3	445.9	196.2
Sales of property	94.9	38.9	106.2
Other	(676.1)	(456.7)	(53.9)
Cash used for investing activities	(3,184.5)	(2,678.1)	(2,165.7)
Financing activities
Net short-term borrowings	212.8	25.5	15.1
Long-term financing issuances	5,221.1	3,374.5	1,154.4
Long-term financing repayments	(2,441.1)	(2,202.4)	(2,240.0)
Treasury stock purchases	(3,054.3)	(3,896.0)	(845.5)
Common stock dividends	(4,532.8)	(4,168.2)	(3,918.6)
Proceeds from stock option exercises	259.8	248.2	285.7
Other	(39.6)	38.2	(46.7)
Cash used for financing activities	(4,374.1)	(6,580.2)	(5,595.6)
Effect of exchange rates on cash and equivalents	(57.8)	(253.8)	(120.1)
Cash and equivalents increase (decrease)	1,995.5	(2,125.4)	1,260.1
Cash and equivalents at beginning of year	2,583.8	4,709.2	3,449.1
Cash and equivalents at end of year	$4,579.3	$2,583.8	$4,709.2
Supplemental cash flow disclosures
Interest paid	$1,286.9	$1,183.5	$1,197.3
Income taxes paid	2,992.9	3,023.5	2,403.9
See Notes to consolidated financial statements.

McDonald's Corporation 2023 Annual Report 41

Consolidated Statement of Shareholders’ Equity (Deficit)

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2020	1,660.6	$16.6	$7,903.6	$53,908.1	$(287.6)	$(111.3)	$(2,187.9)	(915.2)	$(67,066.4)	$(7,824.9)
Net income				7,545.2						7,545.2
Other comprehensive income (loss), net of tax					108.1	86.5	(181.5)			13.1
Comprehensive income										7,558.3
Common stock cash dividends ($5.25 per share)				(3,918.6)						(3,918.6)
Treasury stock purchases								(3.4)	(845.5)	(845.5)
Share-based compensation			139.2							139.2
Stock option exercises and other			188.8					2.8	101.7	290.5
Balance at December 31, 2021	1,660.6	16.6	8,231.6	57,534.7	(179.5)	(24.8)	(2,369.4)	(915.8)	(67,810.2)	(4,601.0)
Net income				6,177.4						6,177.4
Other comprehensive income (loss), net of tax					(118.7)	55.5	150.3			87.1
Comprehensive income										6,264.5
Common stock cash dividends ($5.66 per share)				(4,168.2)						(4,168.2)
Treasury stock purchases								(15.8)	(3,896.0)	(3,896.0)
Share-based compensation			166.7							166.7
Stock option exercises and other			148.8					2.3	81.8	230.6
Balance at December 31, 2022	1,660.6	16.6	8,547.1	59,543.9	(298.2)	30.7	(2,219.1)	(929.3)	(71,624.4)	(6,003.4)
Net income				8,468.8						8,468.8
Other comprehensive income (loss), net of tax					(69.1)	(36.4)	136.1			30.6
Comprehensive income										8,499.4
Common stock cash dividends ($6.23 per share)				(4,532.8)						(4,532.8)
Treasury stock purchases								(11.1)	(3,105.1)	(3,105.1)
Share-based compensation			175.2							175.2
Stock option exercises and other			170.6					2.5	89.4	260.0
Balance at December 31, 2023	1,660.6	$16.6	$8,892.9	$63,479.9	$(367.3)	$(5.7)	$(2,083.0)	(937.9)	$(74,640.1)	$(4,706.7)
See Notes to consolidated financial statements.

McDonald's Corporation 2023 Annual Report 42

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2023	2022	2021
Conventional franchised	21,818	21,720	21,607
Developmental licensed	8,684	8,229	7,913
Foreign affiliated	9,178	8,220	7,775
Total Franchised	39,680	38,169	37,295
Company-operated	2,142	2,106	2,736
Total Systemwide restaurants	41,822	40,275	40,031
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
RECENT ACCOUNTING PRONOUNCEMENTS
Recent Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). The pronouncement expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We are currently in the process of determining the impact that ASU 2023-07 will have on the Company's consolidated financial statement disclosures.
Income Taxes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The pronouncement expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently in the process of determining the impact that ASU 2023-09 will have on the Company's consolidated financial statement disclosures.
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
McDonald's Corporation 2023 Annual Report 43

Sales by Company-operated restaurants are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. Royalty revenues are based on a percent of sales and recognized at the time the underlying sales occur. Rental income includes both minimum rent payments, which are recognized straight-line over the franchise term and variable rent payments based on a percent of sales, which are recognized at the time the underlying sales occur. Initial fees are recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
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
The Company may share in the cost of certain restaurant improvements with its franchisees. Since McDonald's manages the project and provides up front funding in these instances, during the project the Company estimates which costs are the responsibility of McDonald's and which are the responsibility of the franchisee, and allocates the corresponding costs between Property and equipment and Accounts receivable. Upon the completion of the project, the allocation of costs is finalized and may result in immaterial adjustments to the balances and associated depreciation expense.
Refer to the Property and Equipment footnote on page 50 of this Form 10-K for additional information.
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
CAPITALIZED SOFTWARE
Capitalized software is stated at cost and amortized using the straight-line method over the estimated useful life of the software, which primarily ranges from 3 to 10 years. Customer facing software is typically amortized over a shorter useful life, while back office and Corporate systems may have a longer useful life. Capitalized software less accumulated amortization is recorded within Miscellaneous other assets on the Consolidated Balance Sheet and was (in millions): 2023-$836.0; 2022-$864.3; 2021-$795.0.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists, which occurs more regularly throughout the year, such as when new software may be ready for its intended use. Results for the year ended December 31, 2023 reflected the write-off of impaired software no longer in use of $71.7 million. The Company did not identify any indicators of material impairment of capitalized software for the years ended December 31, 2022 and 2021.
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
McDonald's Corporation 2023 Annual Report 44

within 12 months, and the net sales proceeds are expected to be less than its net book value, among other factors. Generally, such losses are related to restaurants that have closed and ceased operations as well as other assets that meet the criteria to be considered “held for sale."
GOODWILL
Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurants and other businesses, and it is generally assigned to the reporting unit (defined as each individual market) expected to benefit from the synergies of the combination. The Company's goodwill primarily results from purchases of McDonald's restaurants from franchisees or transactions in which the Company obtains a controlling interest in subsidiaries or affiliates. When purchasing restaurants from a franchisee, the Company generally uses a discounted cash flow methodology (Level 3 inputs within the valuation hierarchy), which determines the fair value of restaurants acquired based on their expected profitability and cash flows. If a Company-operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a Company-operated restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit.
The following table presents the 2023 activity in goodwill by segment:

In millions	U.S.	International Operated Markets	International Developmental Licensed Markets & Corporate	Consolidated
Balance at December 31, 2022	$1,815.2	$1,085.2	$—	$2,900.4
Net restaurant purchases (sales)	17.7	89.7	—	107.4
Currency translation	—	32.6	—	32.6
Balance at December 31, 2023	$1,832.9	$1,207.5	$—	$3,040.4
The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. In the current period, the Company performed a qualitative assessment and did not identify any indicators of impairment. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Goodwill on the Consolidated Balance Sheet reflects accumulated impairment losses of $14.5 million as of December 31, 2023 and 2022.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-operated restaurants primarily consist of contributions to advertising cooperatives based upon a percent of sales, and were (in millions): 2023–$347.2; 2022–$334.5; 2021–$377.6.
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
Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses are included in Selling, general & administrative expenses and were (in millions): 2023–$41.7; 2022–$63.8; 2021–$82.9.
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
Refer to the Income Taxes footnote on page 55 of this Form 10-K for additional information.
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
McDonald's Corporation 2023 Annual Report 45

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

December 31, 2023
In millions	Level 1 (1)	Level 2	Total Carrying Value
Investments	$191.5		$191.5
Derivative assets	$188.6	$20.7	$209.3
Derivative liabilities		$(118.2)	$(118.2)

December 31, 2022
In millions	Level 1 (1)	Level 2	Total Carrying Value
Derivative assets	$200.5	$82.0	$282.5
Derivative liabilities		$(141.7)	$(141.7)
(1)    Level 1 is comprised of derivatives and investments that hedge market driven changes in liabilities associated with the Company’s supplemental benefit plans.
▪Non-Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (e.g., when there is evidence of impairment). For the years ended December 31, 2023 and 2022, the Company did not record any material fair value adjustments to long-lived assets (including goodwill).
▪Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2023, the fair value of the Company’s debt obligations was estimated at $38.4 billion, compared to a carrying amount of $39.3 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.
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
McDonald's Corporation 2023 Annual Report 46

The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2023 and 2022:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2023	2022	Balance Sheet Classification	2023	2022
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$8.5	$53.3	Accrued payroll and other liabilities	$(37.3)	$(17.9)
Interest rate	Prepaid expenses and other current assets	4.3	$—	Accrued payroll and other liabilities	(3.6)	—
Foreign currency	Miscellaneous other assets	2.4	28.7	Other long-term liabilities	(14.3)	(30.7)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(58.2)	(91.5)
Total derivatives designated as hedging instruments		$15.2	$82.0		$(113.4)	$(140.1)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$200.5	Accrued payroll and other liabilities
Foreign currency	Prepaid expenses and other current assets	5.5	—	Accrued payroll and other liabilities	(4.8)	(1.6)
Equity	Miscellaneous other assets	188.6	—
Total derivatives not designated as hedging instruments		$194.1	$200.5		$(4.8)	$(1.6)
Total derivatives		$209.3	$282.5		$(118.2)	$(141.7)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2023 and 2022, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2023	2022	2023	2022	2023	2022
Foreign currency	Nonoperating income/expense	$(39.7)	$122.5	$20.2	$137.8
Interest rate	Interest expense	14.6	83.9	0.9	(2.9)
Cash flow hedges		$(25.1)	$206.4	$21.1	$134.9

Foreign currency denominated debt	Nonoperating income/expense	$(435.2)	$902.8
Foreign currency derivatives	Nonoperating income/expense	40.1	(12.0)
Foreign currency derivatives(1)	Interest expense					$25.8	$11.2
Net investment hedges		$(395.1)	$890.8			$25.8	$11.2

Foreign currency	Nonoperating income/expense					$4.3	$9.3
Equity	Selling, general & administrative expenses					26.8	(9.3)
Undesignated derivatives						$31.1
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2023, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.0 billion, which included a decrease of $61.8 million of cumulative hedging adjustments. For the year ended December 31, 2023, the Company recognized a $29.7 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2023, the Company had derivatives outstanding with an equivalent notional amount of $1.9 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of December 31, 2023, the Company had derivatives outstanding with a notional amount of $150.0 million that hedge a portion of forecasted cash flows.
Based on market conditions at December 31, 2023, the $5.6 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on earnings over the next 12 months.
McDonald's Corporation 2023 Annual Report 47

Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2023, $14.4 billion of the Company's third-party foreign currency denominated debt, $555.0 million of the Company's intercompany foreign currency denominated debt and $606.4 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2023 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2023, the Company was required to post $82.8 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

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
Refer to the Share-based Compensation footnote on page 59 of this Form 10-K for additional information.
PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2023–4.4; 2022–4.8; 2021–5.5. Share-based compensation awards that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2023–2.0; 2022–1.5; 2021–2.2.
CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2023, Cash and equivalents was $4.6 billion of which $4.0 billion consisted of certificates of deposit.

McDonald's Corporation 2023 Annual Report 48

Segment and Geographic Information

McDonald’s operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company’s largest market. The segment is 95% franchised as of December 31, 2023.
•International Operated Markets - comprised of markets, or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of December 31, 2023.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s system. Corporate activities are also reported in this segment. The segment is 98% franchised as of December 31, 2023.
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
All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general and administrative expenses consist of corporate office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, financial instruments and office facilities.

In millions	2023	2022	2021
U.S.	$10,568.4	$9,588.4	$8,865.0
International Operated Markets	12,382.0	11,297.0	12,219.8
International Developmental Licensed Markets & Corporate	2,543.3	2,297.2	2,138.1
Total revenues	$25,493.7	$23,182.6	$23,222.9
U.S.	$5,694.4	$5,136.4	$4,754.7
International Operated Markets	5,831.5	3,926.0	5,130.6
International Developmental Licensed Markets & Corporate	120.8	308.6	470.7
Total operating income	$11,646.7	$9,371.0	$10,356.0
U.S.	$22,477.0	$21,793.0	$21,280.3
International Operated Markets	23,946.9	21,979.3	24,186.1
International Developmental Licensed Markets & Corporate	9,722.9	6,663.3	8,387.9
Total assets	$56,146.8	$50,435.6	$53,854.3
U.S.	$962.5	$860.0	$940.7
International Operated Markets	1,340.5	1,015.2	1,050.6
International Developmental Licensed Markets & Corporate	54.4	24.0	48.7
Total capital expenditures	$2,357.4	$1,899.2	$2,040.0
U.S.	$968.9	$912.4	$840.7
International Operated Markets	679.5	640.6	726.4
International Developmental Licensed Markets & Corporate	329.8	317.6	301.0
Total depreciation and amortization	$1,978.2	$1,870.6	$1,868.1
Total long-lived assets, primarily property and equipment and the Company's Lease right-of-use asset, were (in millions)–Consolidated: 2023–$39,477.8; 2022–$37,403.0; U.S. based: 2023–$19,943.9; 2022–$19,416.3.

McDonald's Corporation 2023 Annual Report 49

Property and Equipment

Net property and equipment consisted of:

In millions	'December 31, 2023	2022
Land	$7,081.3	$6,686.3
Buildings and improvements on owned land	20,059.3	18,934.2
Buildings and improvements on leased land	13,322.3	12,492.0
Equipment, signs and seating	2,692.7	2,498.6
Other	414.4	426.5
Property and equipment, at cost	43,570.0	41,037.6
Accumulated depreciation and amortization	(18,662.4)	(17,264.0)
Net property and equipment	$24,907.6	$23,773.6
Depreciation and amortization expense for property and equipment was (in millions): 2023–$1,501.5; 2022–$1,454.0; 2021–$1,530.7. The increase in Net property and equipment was primarily driven by higher capital expenditures as a result of the addition of Restaurant Development to the Company’s growth pillars under its Accelerating the Arches strategy.

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
Revenues from franchised restaurants consisted of:

In millions	2023	2022	2021
Rents	$9,840.0	$9,045.7	$8,381.1
Royalties	5,530.9	5,005.6	4,645.1
Initial fees	65.6	54.5	59.2
Revenues from franchised restaurants	$15,436.5	$14,105.8	$13,085.4
Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2024	$1,511.7	$1,468.6	$2,980.3
2025	1,470.4	1,407.6	2,878.0
2026	1,417.3	1,350.5	2,767.8
2027	1,370.9	1,294.1	2,665.0
2028	1,312.3	1,223.5	2,535.8
Thereafter	9,108.3	8,227.2	17,335.5
Total minimum payments	$16,190.9	$14,971.5	$31,162.4
At December 31, 2023, net property and equipment under franchise arrangements totaled $20.1 billion (including land of $6.2 billion) after deducting accumulated depreciation and amortization of $14.5 billion.

McDonald's Corporation 2023 Annual Report 50

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
The following table provides detail of rent expense:

In millions	2023	2022	2021
Restaurants	$1,491.0	$1,416.4	$1,486.3
Other	51.3	59.7	74.0
Total rent expense	$1,542.3	$1,476.1	$1,560.3
Rent expense included percent rents in excess of minimum rents (in millions) as follows–Company-operated restaurants: 2023–$56.1; 2022–$39.6; 2021–$69.2. Franchised restaurants: 2023–$261.4; 2022–$209.0; 2021–$160.0. These variable rent payments are based on a percent of sales.
The Lease right-of-use asset and Lease liability reflect the present value of the Company's estimated future minimum lease payments over the lease term, which includes options that are reasonably certain of being exercised, discounted using a collateralized incremental borrowing rate. Typically, renewal options are considered reasonably certain of being exercised if the associated asset lives of the building or leasehold improvements exceed that of the initial lease term, and the sales performance of the restaurant remains strong. Therefore, the Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company, and are not currently a future obligation. In light of the introduction of Restaurant Development as a growth pillar in 2023 and as part of the Company’s ongoing evaluation of its estimates, the Company refined its assumption on renewal options that have not yet been exercised to reflect the expected increase in renewal option exercises under this new growth pillar. This was the primary driver of the increase in the Lease right-of-use asset and Lease liability.
The following table details amounts related to operating and finance leases recorded within the Company’s Consolidated Balance Sheet.

December 31, 2023
In millions	Operating	Finance	Total
Lease right-of use asset, net	11,724.2	1,790.2	13,514.4
Current lease liability	642.6	45.5	688.1
Long-term lease liability	11,527.7	1,530.0	13,057.7

December 31, 2022
In millions	Operating	Finance	Total
Lease right-of use asset, net	11,052.1	1,513.6	12,565.7
Current lease liability	639.6	21.5	661.1
Long-term lease liability	10,834.1	1,300.2	12,134.4
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.
The following table summarizes the weighted average remaining lease term and discount rate used for leases as of December 31, 2023 and 2022:

	2023	2022
Weighted-average remaining lease term - operating leases	17 years	18 years
Weighted-average remaining lease term - finance leases	28 years	29 years
Weighted-average discount rate - operating leases	4.0%	3.6%
Weighted-average discount rate - finance leases	3.6%	3.0%
The Company makes cash payments related to its operating and finance lease liabilities, of which the majority are recorded within operating activities on the Consolidated Statement of Cash Flows. For each of the three years reflected within its cash flow statement, the Company made total payments of approximately $1.5 billion. Of these total payments, approximately 3% related to the Company’s repayment of the principal portion of finance lease liabilities, and were recorded within financing activities on the Consolidated Statement of Cash Flows. Lease right-of-use assets obtained in exchange for operating and finance lease liabilities totaled approximately $1.0 billion and $0.3 billion, respectively, during the year ended December 31, 2023.

McDonald's Corporation 2023 Annual Report 51

As of December 31, 2023, maturities of lease liabilities for the Company's lease portfolio were as follows:

In millions	Operating	Finance	Total*
2024	$1,126.3	$78.0	$1,204.3
2025	1,093.7	79.3	1,173.0
2026	1,046.2	80.0	1,126.2
2027	1,018.1	80.6	1,098.7
2028	981.1	81.2	1,062.3
Thereafter	12,132.2	2,083.1	14,215.3
Total lease payments	$17,397.6	$2,482.2	$19,879.8
Less: imputed interest	5,227.3	906.7	6,134.0
Present value of lease liability	$12,170.3	$1,575.5	$13,745.8
* Total lease payments include option periods that are reasonably certain of being exercised.
The increase in the present value of the lease liability since December 31, 2022 is approximately $950 million. The lease liability will continue to be impacted by new leases, lease modifications, lease terminations, reevaluation of lease terms, and foreign currency.

McDonald's Corporation 2023 Annual Report 52

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

Other Operating (Income) Expense, Net

In millions	2023	2022	2021
Gains on sales of restaurant businesses	$(103.2)	$(59.8)	$(96.6)
Equity in earnings of unconsolidated affiliates	(153.4)	(113.2)	(176.7)
Asset dispositions and other (income) expense, net	(6.8)	136.8	75.4
Impairment and other charges (gains), net	362.3	1,009.8	(285.4)
Total	$98.9	$973.6	$(483.3)
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
▪Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings, reserves for bad debts, asset write-offs due to restaurant reinvestment, sale of properties, and other miscellaneous income and expenses.
▪Impairment and other charges (gains), net
Impairment and other charges (gains), net includes losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value, charges associated with strategic initiatives, such as refranchising and restructuring activities, as well as realized gains/losses from the divestiture of ownership percentages of subsidiaries. In 2023 this category reflected $290 million of pre-tax charges related to the Company's Accelerating the Arches growth strategy, including restructuring costs associated with Accelerating the Organization, and $72 million of pre-tax charges related to the write-off of impaired software no longer in use. In 2022 this category included $1.3 billion of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business. Additionally, in 2021 this category reflected pre-tax gains on the sale of McDonald's Japan stock, which reduced the Company's ownership in McDonald's Japan to 35%.

McDonald's Corporation 2023 Annual Report 53

Accelerating the Organization

In January 2023, the Company announced an evolution of its successful Accelerating the Arches strategy. Enhancements to the strategy include the addition of Restaurant Development to the Company’s growth pillars and an internal effort to modernize ways of working, Accelerating the Organization, both of which are aimed at elevating the Company’s performance. Accelerating the Organization is designed to unlock further growth as the Company focuses on becoming faster, more innovative and more efficient for its customers and people.
The Company incurred $249.7 million of costs related to Accelerating the Organization for the year ended December 31, 2023. These costs were recorded in the Other operating (income) expense, net line within the consolidated statement of income. Restructuring costs primarily consist of employee termination benefits, costs to terminate contracts, including lease terminations, and professional services and other costs. Professional services and other costs primarily relate to expenses incurred for legal and consulting activities. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Other Related Costs	Total
2023
Beginning Balance	$—	$—	$—	$—
Restructuring Costs Incurred	110.3	26.9	43.3	180.5
Cash Payments	(1.5)	(1.4)	(0.3)	(3.2)
Other Non-Cash Items	—	—	(14.1)	(14.1)
Accrued Balance at March 31, 2023	$108.8	$25.5	$28.9	$163.2
Restructuring Costs Incurred	(8.8)	5.6	21.9	18.7
Cash Payments	(27.7)	(11.7)	(46.8)	(86.2)
Other Non-Cash Items	—	—	(2.5)	(2.5)
Accrued Balance at June 30, 2023	$72.3	$19.4	$1.5	$93.2
Restructuring Costs Incurred	(0.9)	—	21.4	20.5
Cash Payments	(13.0)	(7.4)	(15.3)	(35.7)
Other Non-Cash Items	(2.5)	—	0.1	(2.4)
Accrued Balance at September 30, 2023	$55.9	$12.0	$7.7	$75.6
Restructuring Costs Incurred	(5.0)	—	35.0	30.0
Cash Payments	(9.6)	(0.8)	(36.2)	(46.6)
Other Non-Cash Items	—	—	0.5	0.5
Accrued Balance at December 31, 2023	$41.3	$11.2	$7.0	$59.5
Of the $249.7 million of restructuring costs incurred for the year ended December 31, 2023, $62.4 million was recorded in the U.S., $65.6 million was recorded in the International Operated Markets segment and $121.7 million was recorded in the International Developmental Licensed Markets & Corporate segment, the majority of which was recorded at Corporate.
Substantially all of the accrued restructuring balance recorded at December 31, 2023, related to the Company’s Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
As the Company furthers its operating model and technology transformation, primarily through its Global Businesses Services strategy, under Accelerating the Organization it will continue to incur various restructuring costs as the strategy progresses through its anticipated end date of 2027. Restructuring costs in 2024 are expected to be similar to what was incurred in 2023, and are expected to primarily consist of professional service fees.

McDonald's Corporation 2023 Annual Report 54

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2023	2022	2021
U.S.	$3,665.0	$1,845.6	$2,413.9
Outside the U.S.	6,857.2	5,979.8	6,714.0
Income before provision for income taxes *	$10,522.2	$7,825.4	$9,127.9
*Income before provision for income taxes increased in 2023 primarily due to strong operating performance and prior year net charges detailed in the Net Income and Diluted Earnings Per Share section on page 13 of this Form 10-K.

The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2023	2022	2021
U.S. federal	$1,340.0	$517.3	$887.6
U.S. state	262.7	246.3	228.1
Outside the U.S.	1,137.1	1,230.1	895.3
Current tax provision	2,739.8	1,993.7	2,011.0
U.S. federal	(146.0)	(80.0)	(177.4)
U.S. state	(29.6)	(46.2)	(24.1)
Outside the U.S.	(510.8)	(219.5)	(226.8)
Deferred tax provision	(686.4)	(345.7)	(428.3)
Provision for income taxes	$2,053.4	$1,648.0	$1,582.7
Net deferred tax (assets) liabilities consisted of:

In millions	December 31, 2023	2022
Lease right-of-use asset	$3,322.5	$3,045.0
Property and equipment	1,668.5	1,706.3
Intangible assets	264.0	296.7
Other	284.8	595.4
Total deferred tax liabilities	5,539.8	5,643.4
Lease liability	(3,384.0)	(3,099.9)
Intangible assets	(3,018.2)	(2,658.9)
Property and equipment	(641.8)	(676.3)
Deferred foreign tax credits	(81.6)	(74.5)
Employee benefit plans	(191.6)	(180.6)
Deferred revenue	(166.9)	(165.8)
Operating loss carryforwards	(266.5)	(76.6)
Other	(281.0)	(267.4)
Total deferred tax assets before valuation allowance	(8,031.6)	(7,200.0)
Valuation allowance	1,149.8	1,077.1
Net deferred tax (assets) liabilities	$(1,342.0)	$(479.5)
Balance sheet presentation:
Deferred income taxes	$1,680.9	$1,997.5
Other assets-miscellaneous	(3,022.9)	(2,477.0)
Net deferred tax (assets) liabilities	$(1,342.0)	$(479.5)

At December 31, 2023, the Company had net operating loss carryforwards of $1,112.8 million, of which $924.8 million has an indefinite carryforward. The remainder will expire at various dates from 2024 to 2040.

McDonald's Corporation 2023 Annual Report 55

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2023	2022	2021
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of related federal income tax benefit	1.8	2.0	1.8
Foreign income taxed at different rates	1.9	1.1	0.9
Tax impact of intercompany transactions	(0.7)	0.2	0.1
Global intangible low-tax income ("GILTI")	0.5	0.4	0.3
Foreign-derived intangible income ("FDII")	(2.7)	(4.2)	(2.6)
U.S./Foreign tax law changes	—	—	(3.9)
Nonoperating expense related to France audit settlement	—	1.4	—
Other, net	(2.3)	(0.8)	(0.3)
Effective income tax rates	19.5%	21.1%	17.3%
Results for 2022 reflected $239 million of net tax benefits related to the sale of the Company’s Russia and Dynamic Yield businesses and the unfavorable impact of the non-deductible $537 million of non-operating expense related to the settlement of the tax audit in France. In 2021, U.S./Foreign tax law changes included a $364 million income tax benefit related to the remeasurement of deferred taxes as a result of a change in the U.K. statutory income tax rate.
As of December 31, 2023 and 2022, the Company’s gross unrecognized tax benefits totaled $587.7 million and $647.0 million, respectively. After considering the deferred tax accounting impact, it is expected that about $588 million of the total as of December 31, 2023 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2023	2022
Balance at January 1	$647.0	$1,504.9
Decreases for positions taken in prior years	(82.1)	(579.4)
Increases for positions taken in prior years	27.5	49.8
Increases for positions related to the current year	40.5	100.3
Settlements with taxing authorities	(45.2)	(428.1)
Lapsing of statutes of limitations	—	(0.5)
Balance at December 31(1)	$587.7	$647.0
(1)Of this amount, $318.5 million and $619.6 million are included in Long-term income taxes for 2023 and 2022, respectively, and $269.2 million and $27.3 million are included in Income taxes for 2023 and 2022, respectively, on the Consolidated Balance Sheet.
The Company is currently under audit with the U.S. Internal Revenue Service (the "IRS") for tax years 2011 through 2018. In February 2023, the Company finalized a settlement agreement with the IRS appeals team related to the disagreed transfer pricing matters for the years 2009 and 2010. All results of this settlement have been reported in the Company's financial statements.
As of December 31, 2023, the IRS examination for tax years 2011 and 2012 are awaiting final resolution with the IRS appeals team. The Company has reflected anticipated settlement results in the financial statements. In 2023, the IRS issued a Revenue Agent's Report for the 2013 through 2015 examination period, and the Company's results reflect expected resolution. Examination years 2016 through 2018 remain open as of the end of the period.
The Company is also under audit in multiple foreign tax jurisdictions, primarily related to transfer pricing, as well as multiple state tax jurisdictions. While the Company cannot estimate the impact to the effective tax rate, it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $262 million within the next 12 months. This would be due to the possible resolution of the aforementioned U.S. Federal, foreign and U.S. state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions.
During 2023, the Company finalized and settled certain tax examinations and remeasured other income tax reserves based on audit progression. It is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on the unrecognized tax benefit balance, it believes that the liabilities recorded are appropriate and adequate.
The Company operates within multiple tax jurisdictions and is subject to audit in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
The Company accrued $24.9 million and $24.7 million for interest and penalties related to tax matters at December 31, 2023 and 2022, respectively. Costs recognized for interest and penalties related to tax matters in 2023 were immaterial and were $90.5 million and $24.4 million in 2022 and 2021, respectively. These amounts are included in the provision for income taxes.
As of December 31, 2023, the Company has accumulated undistributed earnings generated by its foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Cuts and Jobs Act of 2017. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. The Company has not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of the outside basis differences is not practicable.
McDonald's Corporation 2023 Annual Report 56

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
The Company also maintains certain unfunded nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive an annual Company-match allocation that cannot be made under the 401(k) Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401(k) Plan, net of expenses. Total liabilities were $402.7 million and $380.0 million at December 31, 2023 and 2022, respectively, and were primarily included in Other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2023, derivatives with a fair value of $188.6 million indexed to the Company’s stock were included in Miscellaneous other assets and an investment totaling $191.5 million indexed to certain market indices was included in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives and investment are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the income statement because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401(k) Plan and nonqualified benefits were immaterial to the Consolidated Income Statement. All other post-retirement benefits and post-employment benefits, both in the U.S. and at our international subsidiaries, were also immaterial to the Consolidated Income Statement.

McDonald's Corporation 2023 Annual Report 57

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2023, the Company had a line of credit agreement of $4.0 billion, which expires in June 2028. The Company incurs fees of 0.08% per annum on the total commitment, which remained unused. Fees and interest rates on this line are primarily based on the Company's long-term credit rating assigned by Moody’s and Standard & Poor's. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 5.4% at December 31, 2023 (based on $119.9 million of foreign currency bank line borrowings and $347.6 million of commercial paper outstanding) and 5.2% at December 31, 2022 (based on $264.5 million of foreign currency bank line borrowings).
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2023	2022	2023	2022
Fixed		4.2%	4.0%	$23,382.6	$22,382.0
Floating		6.9	6.6	1,097.5	750.0
Total U.S. Dollar	2024-2053			24,480.1	23,132.0
Fixed		2.4	1.6	10,780.6	8,704.1
Floating		6.6	5.1	331.2	321.2
Total Euro	2024-2035			11,111.8	9,025.3
Fixed		3.4	3.4	748.8	748.7
Floating		5.5	4.3	204.4	204.4
Total Australian Dollar	2024-2029			953.2	953.1
Total British Pounds Sterling - Fixed	2032-2054	4.1	4.1	1,585.1	1,504.1
Total Canadian Dollar - Fixed	2025	3.1	3.1	754.9	737.3
Total Japanese Yen - Fixed	2030	2.9	2.9	88.6	95.3
Fixed		0.2	0.2	475.4	432.6
Floating		4.9	5.2	118.0	262.7
Total other currencies(2)	2024			593.4	695.3
Debt obligations before fair value adjustments and deferred debt costs(3)				39,567.1	36,142.4
Fair value adjustments(4)				(61.8)	(91.5)
Deferred debt costs				(160.0)	(147.4)
Total debt obligations				$39,345.3	$35,903.5
(1)Weighted-average effective rate, computed on a semi-annual basis.
(2)Consists of Swiss Francs and Korean Won.
(3)Aggregate maturities for 2023 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2024–$2,192.4; 2025–$3,092.7; 2026–$2,436.3; 2027–$3,113.0; 2028–$4,293.4; Thereafter-$24,439.3. These amounts include a reclassification of short-term obligations totaling $1.1 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in June 2028.
(4)The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.
McDonald's Corporation 2023 Annual Report 58

Share-based Compensation

The Company maintains a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and RSUs to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plan was 32.1 million at December 31, 2023, including 20.4 million available for future grants.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2023	2022	2021
Share-based compensation expense	$175.2	$166.7	$139.2
After tax	$155.4	$145.9	$120.4
Earnings per common share-diluted	$0.21	$0.20	$0.16
As of December 31, 2023, there was $176.5 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 2.0 years.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
The following table presents the weighted-average assumptions used in the option pricing model for the 2023, 2022 and 2021 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2023	2022	2021
Expected dividend yield	2.3%	2.2%	2.4%
Expected stock price volatility	21.6%	21.3%	21.8%
Risk-free interest rate	3.9%	1.9%	0.7%
Expected life of options (in years)	5.8	5.7	5.7
Fair value per option granted	$54.35	$42.12	$30.91

Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2023, 2022 and 2021, the total intrinsic value of stock options exercised was $304.0 million, $242.2 million and $302.0 million, respectively. Cash received from stock options exercised during 2023 was $259.8 million and the tax benefit realized from stock options exercised totaled $69.2 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2023, 2022 and 2021, and changes during the years then ended, is presented in the following table:

	2023				2022		2021
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	11.4	$172.27			12.0	$156.13	13.4	$139.44
Granted	1.2	266.70			1.6	252.97	2.1	215.73
Exercised	(2.0)	133.76			(1.9)	128.08	(2.4)	115.29
Forfeited/expired	(0.1)	244.95			(0.3)	225.93	(1.1)	160.50
Outstanding at end of year	10.5	$189.78	5.5	$1,116.1	11.4	$172.27	12.0	$156.13
Exercisable at end of year	7.2	$165.22	4.4	$951.7	7.7		7.8

McDonald's Corporation 2023 Annual Report 59

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
A summary of the Company’s RSU activity during the years ended December 31, 2023, 2022 and 2021 is presented in the following table:

	2023		2022		2021
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.2	$222.32	1.3	$197.10	1.3	$176.81
Granted	0.5	255.14	0.5	242.82	0.6	206.92
Vested	(0.4)	210.03	(0.4)	173.31	(0.4)	153.55
Forfeited	(0.1)	244.58	(0.2)	205.61	(0.2)	168.38
Nonvested at end of year	1.2	$238.21	1.2	$222.32	1.3	$197.10
The total fair value of RSUs vested during 2023, 2022 and 2021 was $127.2 million, $110.3 million and $80.0 million, respectively. The tax benefit realized from RSUs vested during 2023 was $25.1 million.

SUBSEQUENT EVENTS
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. On January 30, 2024, the Company completed the acquisition of an additional 28% ownership stake in the strategic partnership that operates and manages McDonald’s business in mainland China, Hong Kong, and Macau. After acquiring the additional ownership from the global investment firm Carlyle for $1.8 billion, McDonald’s will remain a minority partner while increasing its ownership stake from 20% to 48%. The CITIC Consortium, mainly through its equity affiliate CITIC Capital, will maintain its controlling ownership stake of 52%. McDonald’s will continue to account for its investment under the equity method and will not consolidate the financial statements of the strategic partnership into its results. There were no other subsequent events that required recognition or disclosure.

McDonald's Corporation 2023 Annual Report 60

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2023, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2023, 2022 and 2021 and the Company’s internal control over financial reporting as of December 31, 2023. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 22, 2024
McDonald's Corporation 2023 Annual Report 61

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

McDonald's Corporation 2023 Annual Report 62

Measurement of Unrecognized Tax Benefits
Description of the Matter
As described in the Income Taxes footnote to the consolidated financial statements, the Company’s unrecognized tax benefits, which includes transfer pricing matters, totaled $587.7 million at December 31, 2023. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled.

Auditing the measurement of unrecognized tax benefits related to transfer pricing used in intercompany transactions was challenging because the measurement is based on interpretations of complex tax laws and because the pricing of the intercompany transactions is based on studies that may produce a range of outcomes (e.g., the price that would be charged in an arm’s-length transaction).

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits and measurement of these unrecognized tax benefits. For example, we tested management’s review of the unrecognized tax benefit calculations, which included evaluation of the comparable transactions used to determine the ranges of outcomes, pricing conclusions reached in management’s transfer pricing studies and the assessment of other third-party information.

With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits of the Company’s position and assessing the recognition and measurement of unrecognized tax benefits related to transfer pricing. For example, we assessed the inputs utilized and the pricing conclusions reached in the Company’s transfer pricing studies and compared the methods used to industry benchmarks. In addition, we used our knowledge of historical settlement activity, income tax laws and other market information to evaluate the technical merits of the Company’s positions. We also independently verified our understanding of the status of income tax examinations with the Company’s external legal counsel.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1964.
Chicago, Illinois
February 22, 2024
McDonald's Corporation 2023 Annual Report 63

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of McDonald’s Corporation

Opinion on Internal Control over Financial Reporting

We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of McDonald’s Corporation as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Chicago, Illinois
February 22, 2024
McDonald's Corporation 2023 Annual Report 64

Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2023. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company is in process of implementing a comprehensive, multi-year technology and operating model transformation across multiple areas of the business in an effort to modernize our processes and create efficiencies.
This technology transformation will include the implementation of certain new systems. Operating model transformation will include centralizing or outsourcing certain more routine functions.
The Company is performing this implementation in the ordinary course of business to increase efficiency and to modernize the tools and technology used in its key financial processes. This is not in response to any identified deficiency or weakness in the Company's internal control over financial reporting. As the phased implementation of the systems continues, the Company has modified certain processes and procedures to enhance the quality of internal control over financial reporting. The Company will continue to monitor and modify, as needed, the design and operating effectiveness of key control activities to align with the updated business processes and capabilities of the new financial systems.
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the consolidated financial statements.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2023. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,688,325	(1)	$194.88	20,391,533
Equity compensation plans not approved by security holders	—		—	—
Total	11,688,325		$194.88	20,391,533
(1)Includes 10,457,156 stock options and 1,231,169 restricted stock units granted under the McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan.

Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.
McDonald's Corporation 2023 Annual Report 65

Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements are filed as part of this Form 10-K and begin on page 37 of this Form 10-K.

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
McDonald's Corporation Board of Directors Deferred Compensation Plan, effective January 1, 2022, incorporated herein by reference from Exhibit 10(b) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.*

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
McDonald's Amended and Restated Deferred Compensation Plan, effective May 26, 2020, incorporated herein by reference from Exhibit 10(c) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.*

(i)
First Amendment to the McDonald's Amended and Restated Deferred Compensation Plan, effective December 1, 2021, incorporated herein by reference from Exhibit 10(d)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.*

(e)
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
Form of Executive Confidentiality, Intellectual Property and Restrictive Covenant Agreement, incorporated herein by reference from Exhibit 10(o) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2017.*

McDonald's Corporation 2023 Annual Report 66

(i)
Form of 2018 Executive Stock Option Award Agreement in connection with the 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2018. *

(j)
McDonald's Corporation Target Incentive Plan, amended and restated effective February 13, 2019, incorporated herein by reference from Exhibit 10(p) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2019.*

(k)
McDonald's Corporation Officer Severance Plan, amended and restated effective November 1, 2022, incorporated herein by reference from Exhibit 10(l) of Form 10-K (File No. 001-05231), for the year ended December 31, 2022.*

(l)
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
Form of 2023 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10Q (File No. 001-05231), for the quarter ended March 31, 2023.*

(q)
Form of 2023 Executive Stock Option Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023.*

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	McDonald’s Corporation Policy on Recoupment of Incentive Compensation.

(99.1)	Computation of Ratios.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Denotes compensatory plan.

**	Certain instruments defining the rights of holders of long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. An agreement to furnish a copy of any such instruments upon request has been filed with the Securities and Exchange Commission.
McDonald's Corporation 2023 Annual Report 67

Form 10-K Cross-Reference Index

Page reference

Part I
	Item 1	Business	Page 3
	Item 1A	Risk Factors	Page 28
	Item 1B	Unresolved Staff Comments	Not applicable
	Item 1C	Cybersecurity	Page 34
	Item 2	Properties	Page 35
	Item 3	Legal Proceedings	Page 35
	Item 4	Mine Safety Disclosures	Not applicable

Part II
	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Page 27
	Item 6	[Reserved]	Not applicable
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 8
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Page 23
	Item 8	Financial Statements and Supplementary Data	Page 37
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable
	Item 9A	Controls and Procedures	Page 65
	Item 9B	Other Information	Not applicable
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable

Part III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 36, (a)
	Item 11	Executive Compensation	(a)
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 65, (a)
	Item 13	Certain Relationships and Related Transactions, and Director Independence	(a)
	Item 14	Principal Accountant Fees and Services	(a)

Part IV
	Item 15	Exhibits and Financial Statement Schedules	Page 66
	Item 16	Form 10-K Summary	Not applicable

Signatures			Page 69
(a) - The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2023.

McDonald's Corporation 2023 Annual Report 68

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Ian F. Borden
Ian F. Borden
Executive Vice President and Global Chief Financial Officer

February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 22nd day of February, 2024:

By	/s/ Ian F. Borden	By	/s/ Catherine Hoovel
	Ian F. Borden		Catherine Hoovel
	Executive Vice President and Global Chief Financial Officer		Senior Vice President - Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)

By	/s/ Anthony G. Capuano	By	/s/ Christopher J. Kempczinski
	Anthony G. Capuano		Christopher J. Kempczinski
	Director		President, Chief Executive Officer and Director
(Principal Executive Officer)

By	/s/ Kareem Daniel	By	/s/ John J. Mulligan
	Kareem Daniel		John J. Mulligan
	Director		Director

By	/s/ Lloyd H. Dean	By	/s/ Jennifer L. Taubert
	Lloyd H. Dean		Jennifer L. Taubert
	Director		Director

By	/s/ Catherine M. Engelbert	By	/s/ Paul S. Walsh
	Catherine M. Engelbert		Paul S. Walsh
	Director		Director

By	/s/ Margaret H. Georgiadis	By	/s/ Amy E. Weaver
	Margaret H. Georgiadis		Amy E. Weaver
	Director		Director

By	/s/ Enrique Hernandez, Jr.	By	/s/ Miles D. White
	Enrique Hernandez, Jr.		Miles D. White
	Chairman of the Board and Director		Director

McDonald's Corporation 2023 Annual Report 69