Form 10-Q
period 2024-03-31
MCDONALDS CORP
filed 2024-05-08
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
720,681,656
(Number of shares of common stock
outstanding as of March 31, 2024)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and equivalents	$838	$4,579
Accounts and notes receivable	2,238	2,488
Inventories, at cost, not in excess of market	46	53
Prepaid expenses and other current assets	935	866
Total current assets	4,057	7,986
Other assets
Investments in and advances to affiliates	2,883	1,080
Goodwill	3,028	3,040
Miscellaneous	5,586	5,618
Total other assets	11,497	9,738
Lease right-of-use asset, net	13,277	13,514
Property and equipment
Property and equipment, at cost	43,432	43,570
Accumulated depreciation and amortization	(18,750)	(18,662)
Net property and equipment	24,682	24,908
Total assets	$53,513	$56,147
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$604	$2,192
Accounts payable	936	1,103
Lease liability	685	688
Income taxes	873	705
Other taxes	279	268
Accrued interest	372	469
Accrued payroll and other liabilities	1,136	1,434
Total current liabilities	4,886	6,859
Long-term debt	36,764	37,153
Long-term lease liability	12,828	13,058
Long-term income taxes	361	363
Deferred revenues - initial franchise fees	784	790
Other long-term liabilities	927	950
Deferred income taxes	1,796	1,681
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,001	8,893
Retained earnings	64,203	63,480
Accumulated other comprehensive income (loss)	(2,533)	(2,456)
Common stock in treasury, at cost; 939.9 and 937.9 million shares	(75,520)	(74,640)
Total shareholders’ equity (deficit)	(4,833)	(4,707)
Total liabilities and shareholders’ equity (deficit)	$53,513	$56,147
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2024	2023
Revenues
Sales by Company-owned and operated restaurants	$2,355	$2,224
Revenues from franchised restaurants	3,723	3,588
Other revenues	91	86
Total revenues	6,169	5,898
Operating costs and expenses
Company-owned and operated restaurant expenses	2,035	1,923
Franchised restaurants-occupancy expenses	627	598
Other restaurant expenses	68	63
Selling, general & administrative expenses
Depreciation and amortization	99	99
Other	622	553
Other operating (income) expense, net	(17)	129
Total operating costs and expenses	3,433	3,365
Operating income	2,736	2,532
Interest expense	372	330
Nonoperating (income) expense, net	(45)	(64)
Income before provision for income taxes	2,409	2,267
Provision for income taxes	479	465
Net income	$1,929	$1,802
Earnings per common share-basic	$2.67	$2.47
Earnings per common share-diluted	$2.66	$2.45
Dividends declared per common share	$1.67	$1.52
Weighted-average shares outstanding-basic	721.8	730.9
Weighted-average shares outstanding-diluted	725.9	735.5
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
	Quarters Ended
	March 31,
In millions	2024	2023
Net income	$1,929	$1,802
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(115)	15
Reclassification of (gain) loss to net income	—	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(93) and $36	(115)	15
Cash flow hedges:
Gain (loss) recognized in AOCI	36	(9)
Reclassification of (gain) loss to net income	1	(8)
Cash flow hedges-net of tax benefit (expense) of $(12) and $5	37	(17)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	11	8
Reclassification of (gain) loss to net income	(10)	(9)
Defined benefit pension plans-net of tax benefit (expense) of $1 and $1	1	(1)
Total other comprehensive income (loss), net of tax	(77)	(3)
Comprehensive income	$1,852	$1,799
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2024	2023
Operating activities
Net income	$1,929	$1,802
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	510	490
Deferred income taxes	(138)	(86)
Share-based compensation	50	50
Other	(31)	(31)
Changes in working capital items	70	195
Cash provided by operations	2,390	2,420
Investing activities
Capital expenditures	(547)	(503)
Purchases of restaurant businesses	(52)	(98)
Purchases of equity method investments	(1,820)	—
Sales of restaurant businesses	42	21
Sales of property	8	18
Other	(124)	(179)
Cash used for investing activities	(2,493)	(741)
Financing activities
Net short-term borrowings	(339)	13
Long-term financing issuances	—	1,054
Long-term financing repayments	(1,285)	—
Treasury stock purchases	(918)	(578)
Common stock dividends	(1,206)	(1,111)
Proceeds from stock option exercises	99	74
Other	(12)	(10)
Cash used for financing activities	(3,661)	(558)
Effect of exchange rates on cash and cash equivalents	21	3
Cash and equivalents increase (decrease)	(3,742)	1,124
Cash and equivalents at beginning of period	4,579	2,584
Cash and equivalents at end of period	$838	$3,708
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2022	1,660.6	$17	$8,547	$59,544	$(298)	$31	$(2,219)	(929.3)	$(71,624)	$(6,003)
Net income				1,802						1,802
Other comprehensive income (loss), net of tax					(1)	(17)	15			(3)
Comprehensive income										1,799
Common stock cash dividends ($1.52 per share)				(1,111)						(1,111)
Treasury stock purchases								(2.2)	(585)	(585)
Share-based compensation			50							50
Stock option exercises and other			39					1.0	35	74
Balance at March 31, 2023	1,660.6	$17	$8,636	$60,235	$(299)	$14	$(2,204)	(930.5)	$(72,174)	$(5,776)

For the quarter ended March 31, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2023	1,660.6	$17	$8,893	$63,480	$(367)	$(6)	$(2,083)	(937.9)	$(74,640)	$(4,707)
Net income				1,929						1,929
Other comprehensive income (loss), net of tax					1	37	(115)			(77)
Comprehensive income										1,852
Common stock cash dividends ($1.67 per share)				(1,206)						(1,206)
Treasury stock purchases								(3.2)	(921)	(921)
Share-based compensation			50							50
Stock option exercises and other			58					1.2	41	99
Balance at March 31, 2024	1,660.6	$17	$9,001	$64,203	$(367)	$32	$(2,198)	(939.9)	$(75,520)	$(4,833)

See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2023 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter ended March 31, 2024 do not necessarily indicate the results that may be expected for the full year.
Change in Presentation
In the first quarter of 2024, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise designated. The change in rounding presentation has been applied to all prior year amounts presented. In certain circumstances, this change adjusted previously reported balances, however, these changes were not significant, and no other changes were made to previously reported financial information. Additionally, certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2024	2023
Conventional franchised	21,841	21,701
Developmental licensed	8,741	8,289
Foreign affiliated	9,283	8,427
Total Franchised	39,865	38,417
Company-owned and operated	2,153	2,118
Total Systemwide restaurants	42,018	40,535
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 4.1 million shares and 4.6 million shares for the quarters 2024 and 2023, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.1 million shares and 2.3 million shares for the quarters 2024 and 2023, respectively.

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
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The pronouncement expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. We are currently in the process of determining the impact that ASU 2023-09 will have on the Company's consolidated financial statement disclosures.

Accelerating the Organization
In January 2023, the Company announced an evolution of its successful Accelerating the Arches strategy. Enhancements to the strategy included the addition of Restaurant Development to the Company’s growth pillars and an internal effort to modernize ways of working, Accelerating the Organization, both of which are aimed at elevating the Company’s performance. Accelerating the Organization is designed to unlock further growth as the Company focuses on becoming faster, more innovative and more efficient for its customers and people.
The Company incurred $44 million of charges related to Accelerating the Organization in the three months ended March 31, 2024. These charges were recorded in the Other operating (income) expense, net line within the consolidated statement of income, and primarily recorded within the Corporate segment. For the period presented, restructuring charges primarily consisted of professional services and consulting activities. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Other Related Costs	Total
2024
Accrued Balance at Beginning of Year	$41	$11	$7	59
Restructuring Costs Incurred	—	—	44	44
Cash Payments	(14)	(5)	(44)	(63)
Other Non-Cash Items	—	—	(1)	(1)
Accrued Balance at March 31, 2024	$27	$6	$6	$39

The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated end date of 2027. The Company expects to incur up to $250 million of restructuring charges in 2024, primarily related to consulting activities.

Equity Method Investments
The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records our proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company records its proportionate share of net income or loss within the Other operating (income) expense, net line on the consolidated statement of net income. The carrying value of the investments are recorded within the Miscellaneous other assets line on the consolidated balance sheet.
The Company’s primary equity method investments include partial ownership in Grand Foods Holding, an entity that operates and manages McDonald's business in mainland China, Hong Kong and Macau, and partial ownership in McDonald’s Japan Holdings Co., Ltd, an entity that operates and manages McDonald’s business in Japan. The Company has granted these entities the right to operate the McDonald's business as part of a Master Franchise Agreement. Revenue related to these agreements are accounted for in a manner consistent with the Company’s other franchise arrangements.
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	March 31, 2024			December 31, 2023
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,092	20%	N/A	$238
McDonald's Japan Holdings Co., Ltd	35%	$2,128	$563	35%	$2,034	$597

On January 30, 2024, the Company acquired an additional 28% ownership stake in Grand Foods Holding from the global investment firm Carlyle in exchange for $1.8 billion in cash. The acquisition increased the Company's equity ownership to 48%, but did not result in control of the entity. As such, the Company remains a minority partner and will continue to account for the investment under the equity method.
As of March 31, 2024, the aggregate carrying amount of our investments in these equity method investees exceeded our proportionate share of the net assets of these equity method investees by $1,448 million. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the periods presented.

	Quarters Ended March 31,
In Millions	2024	2023
Revenue	$134	$122
Equity in Earnings	$34	$27
Accounts Receivable	$112	$114
Dividends Received	$13	$14

Income Taxes
The effective income tax rate was 19.9% and 20.5% for the quarters ended 2024 and 2023, respectively.

Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value. Fair value disclosures are reflected in a three-level hierarchy, maximizing the use of observable inputs and minimizing the use of unobservable inputs. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date and are defined as follows:
•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for an identical asset or liability in an active market.
•Level 2 – inputs to the valuation methodology include quoted prices for a similar asset or liability in an active market or model-derived valuations in which all significant inputs are observable for substantially the full term of the asset or liability.
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement of the asset or liability.
There were no significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2023 Annual Report on Form 10-K.
At March 31, 2024, the fair value of the Company’s debt obligations was estimated at $35.7 billion, compared to a carrying amount of $37.4 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2024	December 31, 2023	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$35	$9	Accrued payroll and other liabilities	$(10)	$(37)
Interest rate	Prepaid expenses and other current assets	$—	$4	Accrued payroll and other liabilities	$(2)	$(4)
Foreign currency	Miscellaneous other assets	$18	$2	Other long-term liabilities	$(1)	$(14)
Interest rate	Miscellaneous other assets	$—	$—	Other long-term liabilities	$(62)	$(58)
Total derivatives designated as hedging instruments		$53	$15		$(75)	$(113)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$—	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	$—	$6	Accrued payroll and other liabilities	$—	$(5)
Equity	Miscellaneous other assets	$180	$189
Total derivatives not designated as hedging instruments		$180	$195		$—	$(5)
Total derivatives		$233	$210		$(75)	$(118)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the three months ended March 31, 2024 and 2023, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2024	2023	2024	2023	2024	2023
Foreign currency	Nonoperating income/expense	$43	$(9)	$(2)	$10
Interest rate	Interest expense	$4	$(2)	$—	$—
Cash flow hedges		$47	$(11)	$(2)	$10

Foreign currency denominated debt	Nonoperating income/expense	$349	$(163)
Foreign currency derivatives	Nonoperating income/expense	$37	$8
Foreign currency derivatives(1)	Interest expense					$7	$6
Net investment hedges		$386	$(155)		$—	$7	$6

Foreign currency	Nonoperating income/expense					$1	$2
Equity	Selling, general & administrative expenses					$(9)	$16
Undesignated derivatives						$(8)	$18
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At March 31, 2024, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $1.0 billion, which included a decrease of $64 million of cumulative hedging adjustments. For the three months ended March 31, 2024, the Company recognized a $2 million loss on the fair value of interest rate swaps, and a corresponding gain on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2024, the Company had derivatives outstanding with an equivalent notional amount of $1.9 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at March 31, 2024, the $32 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2024, $13.1 billion of the Company's third-party foreign currency denominated debt, $542 million of the Company's intercompany foreign currency denominated debt and $565 million of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2024 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2024, the Company was required to post $78 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended
	March 31,
In millions	2024	2023

Rents	$2,381	$2,270
Royalties	1,326	1,303
Initial fees	15	15
Revenues from franchised restaurants	$3,723	$3,588

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of March 31, 2024.
•International Operated Markets - comprised of markets or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of March 31, 2024.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan. Corporate activities are also reported in this segment. The segment is 98% franchised as of March 31, 2024.
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended
	March 31,
In millions	2024	2023
Revenues
U.S.	$2,560	$2,488
International Operated Markets	2,987	2,795
International Developmental Licensed Markets & Corporate	621	615
Total revenues	$6,169	$5,898
Operating Income
U.S.	$1,395	$1,295
International Operated Markets	1,365	1,193
International Developmental Licensed Markets & Corporate	(25)	45
Total operating income	$2,736	$2,532

Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission ("SEC"). There were no subsequent events that required recognition or disclosure.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto, and the audited consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K.
In the first quarter of 2024, the Company changed its rounding presentation to the nearest whole number in millions of reported amounts, except per share data or as otherwise designated. The change in rounding presentation has been applied to all prior year amounts presented. In certain circumstances, this change adjusted previously reported balances, however, these changes were not significant, and no other changes were made to previously reported financial information. Additionally, certain columns and rows in financial tables within management's discussion and analysis of financial condition and results of operations may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.
Overview
The Company franchises and owns and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 42,018 McDonald's restaurants at March 31, 2024, approximately 95% were franchised.
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
Directly operating McDonald’s restaurants contributes significantly to the Company's ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from Company-owned and operated restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, the Company is able to further develop and refine operating standards, marketing concepts and product and pricing strategies that will ultimately benefit McDonald’s restaurants.
The Company’s revenues consist of sales by Company-owned and operated restaurants and fees from franchised restaurants owned and operated by conventional franchisees, developmental licensees and affiliates. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, and revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand.
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
While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets (primarily China and Japan) within the International Developmental Licensed Markets & Corporate segment as well as a limited number of individual restaurants within the International Operated Markets segment, where the Company also has an equity investment and records its share of net results in equity in earnings of unconsolidated affiliates.
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
Through its size and scale, the Company embraces and prioritizes its role and commitment to the communities in which it operates through its purpose to feed and foster communities, and its mission to make delicious feel-good moments easy for everyone. The Company is guided by five core values that define who it is and how it runs its business across the three-legged stool of McDonald’s franchisees, suppliers and employees:
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
Growth Pillars
The following growth pillars, M-C-D, build on historic strengths and articulate areas of further opportunity. Under the Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of our brand, food and purpose. The Company continues to build relevance with customers through emotional connections and world class creative, which are central to the brand’s “Feel-Good Marketing” approach. This is exemplified by campaigns that elevate the entire brand and continue to be scaled around the globe to connect with customers in authentic and relatable ways. Another way McDonald’s connects with its customers is through personalized value and digital offers available in our mobile app. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as affordability remains a cornerstone of the McDonald’s brand.
•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products that are beloved by customers around the world such as our World Famous Fries, Big Mac, Quarter Pounder and Chicken McNuggets, which are some of our seventeen unique billion-dollar brands. Building on its foundational strength with burgers, the Company will continue to evolve and innovate its longest-standing menu item with plans to implement “Best Burger”; a series of operational and formulation changes designed to deliver hotter, juicier, tastier burgers to nearly all markets by the end of 2026. Further, the Company is focused on continuing to gain share in the rapidly growing chicken category, as we continue to aggressively expand our chicken brands. This includes plans to offer McCrispy in nearly all markets by the end of 2025 and to extend the McCrispy brand into wraps and tenders in several markets. These planned innovations and new menu offerings reflect the Company’s ability to test and scale quickly to meet evolving customer preferences. The Company also continues to see a significant opportunity with coffee, demonstrated by markets leveraging the McCafé brand, customer experience, value and quality to drive long-term growth.
•Double Down on the 4D's: Digital, Delivery, Drive Thru and Restaurant Development by continuing to leverage competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. To unlock further growth, the Company plans to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs.
◦Digital: The Company’s digital experience is transforming how customers order, pay and receive their food. Through digital tools, customers can access personalized offers, participate in a loyalty program, order through our mobile app and receive McDonald's food through the channel of their choice. In the U.S., we are providing increased convenience to customers through “Ready on Arrival”: a digital enhancement that enables crew to begin assembling a customer’s mobile order prior to arrival at the restaurant to expedite service and elevate customer satisfaction. The Company plans to deploy this initiative across its top six markets by the end of 2025. The Company has successful loyalty programs in approximately 50 markets, including its top six markets. McDonald’s loyalty customers have proven to be highly engaged, and the Company plans to increase its 90-day active users to 250 million by 2027. Further, the Company plans to grow its annual Systemwide sales to loyalty members to $45 billion by 2027.
◦Delivery: The Company offers delivery in over 36,000 restaurants across approximately 100 markets, representing over 85% of McDonald’s restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is available in five of the Company’s top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.
◦Drive Thru: The Company has the most drive thru locations worldwide, with more than 27,000 drive thru locations globally, including nearly 95% of the approximately 13,500 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. McDonald’s network currently provides unmatched scale and convenience for customers, while also offering significant growth opportunities, such as adding additional drive thru lanes to increase capacity and improve speed and efficiency. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.
◦Restaurant Development: The Company will continue to accelerate the pace of restaurant openings to attempt to fully capture the increased demand being driven through the Strategy in many of its largest markets. In 2024, the Company plans to open more than 2,100 new restaurants across the globe, which will contribute to nearly 4% new unit growth (net of closures). Further, the Company continues to build on its industry-leading development progress by targeting expansion to 50,000 restaurants by the end of 2027, which would make it the fastest period of growth in Company history.
Foundation
Foundational to the Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with a relentless focus on running great restaurants, empowering its people and continuing to modernize our ways of working through Accelerating the Organization. Further, as the Company plans for long term growth and solidifying McDonald’s leadership position, the Company will develop three technology-enabled platforms designed to build our competitive advantages, cement our place in culture and stay one step ahead of the next generation of customers. Together, our foundation and platforms will extend the Company’s leadership position and unlock new growth opportunities and efficiencies for our business over the long-term.
Our platforms are:
•Consumer: The Company is creating one of the world’s largest consumer platforms to fuel engagement, which will bring together the best of our brand and utilize our physical and digital competitive advantages. The consumer platform will enable the Company to accelerate growth in our loyalty program and drive valuable loyalty customers to visit more frequently.
•Restaurant: The Company is building the easiest and most efficient restaurant operating platform that will enable franchisees to run restaurants more efficiently and utilize the latest cloud-based technology to make the crew’s jobs to deliver exceptional customer service easier. The Company will deploy new, universal software that all McDonald’s restaurants will run on, enabling restaurants to roll out innovation even faster, with less complexity and more stability; and customers will enjoy a more familiar, consistent experience.

•Company: The Company is building a modern company platform that unlocks speed and innovation throughout the organization, to enable further growth as it modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people.
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
The Company believes the Strategy builds on its inherent strengths by harnessing its competitive advantages while leveraging its size, scale, agility and the power of the McDonald's brand to adapt and adjust to an uncertain macroenvironment to meet customer demands. The Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars and accelerating the Company’s broad-based business momentum.

First Quarter 2024 Financial Performance
Global comparable sales increased 1.9%, reflecting positive comparable sales in the U.S. and International Operated Markets segment. Comparable sales in the International Developmental Licensed Markets segment were slightly negative as the segment continued to be impacted by the war in the Middle East:
•U.S. comparable sales increased 2.5%. Comparable sales results benefited from average check growth driven by strategic menu price increases. Successful restaurant level execution, effective marketing campaigns featuring the core menu and continued digital and delivery growth contributed to positive comparable sales results.
•International Operated Markets increased 2.7%. Segment performance was driven by positive comparable sales in most markets, led by the U.K. and Germany, partly offset by negative comparable sales in France.
•International Developmental Licensed Markets decreased 0.2%. The continued impact of the war in the Middle East more than offset positive comparable sales in Japan, Latin America and Europe.
In addition to the comparable sales results, the Company had the following financial results:
•Consolidated revenues increased 5% (4% in constant currencies).
•Systemwide sales increased 3% (3% in constant currencies).
•Consolidated operating income increased 8% (8% in constant currencies). Results reflected pre-tax charges of $35 million and $180 million for the current year and prior year, respectively, primarily related to restructuring charges associated with Accelerating the Organization. Excluding these current and prior year charges, consolidated operating income increased 2% (2% in constant currencies).
•Diluted earnings per share was $2.66, an increase of 9% (9% in constant currencies). Excluding the current year charges described above of $0.04 per share, diluted earnings per share was $2.70, an increase of 2% (2% in constant currencies) when also excluding prior year charges.
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
•Comparable sales and comparable guest counts are compared to the same period in the prior year and represent sales and transactions, respectively, at all restaurants, whether owned and operated by the Company or by franchisees, in operation at least thirteen months including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters, pandemics and acts of war, terrorism or other hostilities. Comparable sales exclude the impact of currency translation and the sales of any market considered hyperinflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
•Systemwide sales include sales at all restaurants, whether owned and operated by the Company or by franchisees. Systemwide sales to loyalty members is comprised of all sales to customers who self-identify as a loyalty member when transacting with both Company-owned and operated and franchised restaurants. Systemwide sales to loyalty members are measured across approximately 50 markets with loyalty programs. Systemwide sales to loyalty members represents an aggregation of the prior four quarters of sales to loyalty members active in the last 90 days. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist of sales by Company-owned and operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
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

CONSOLIDATED OPERATING RESULTS

	Quarter Ended
Dollars in millions, except per share data	March 31, 2024
	Amount	Increase/ (Decrease)
Revenues
Sales by Company-owned and operated restaurants	$2,355	6%
Revenues from franchised restaurants	3,723	4
Other revenues	91	6
Total revenues	6,169	5
Operating costs and expenses
Company-owned and operated restaurant expenses	2,035	6
Franchised restaurants-occupancy expenses	627	5
Other restaurant expenses	68	8
Selling, general & administrative expenses
Depreciation and amortization	99	—
Other	622	12
Other operating (income) expense, net	(17)	n/m
Total operating costs and expenses	3,433	2
Operating income	2,736	8
Interest expense	372	13
Nonoperating (income) expense, net	(45)	(30)
Income before provision for income taxes	2,409	6
Provision for income taxes	479	3
Net income	$1,929	7%
Earnings per common share-basic	$2.67	8%
Earnings per common share-diluted	$2.66	9%
n/m Not meaningful

Impact of the War in the Middle East
The Company’s Systemwide sales and revenue have continued to be negatively impacted by the war in the Middle East, primarily in the International Developmental Licensed Markets & Corporate segment, where the majority of restaurants are under a developmental license or affiliate arrangement. The Company is monitoring the evolving situation, which it expects to continue to have a negative impact on Systemwide sales and revenue as long as the war continues. The Company generally does not invest any capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.
Impact of Foreign Currency Translation
Foreign currency translation did not have a significant impact on consolidated operating results for the quarter.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2024	2023	2024
Revenues	$6,169	$5,898	$19
Company-owned and operated margins	320	301	1
Franchised margins	3,096	2,990	8
Selling, general & administrative expenses	720	653	(1)
Operating income	2,736	2,532	4
Net income	1,929	1,802	(3)
Earnings per share-diluted	$2.66	$2.45	$—

Net Income and Diluted Earnings per Share
Net income increased 7% (7% in constant currencies) to $1,929 million, and diluted earnings per share increased 9% (9% constant currencies) to $2.66. Foreign currency translation had no impact on diluted earnings per share.
Results included pre-tax charges of $35 million, or $0.04 per share, for the three months ended 2024 and $180 million, or $0.18 per share, for the three months ended 2023, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization).
Excluding the above items, results reflected positive operating performance driven primarily by higher sales-driven Franchised margins, partly offset by higher Selling, general, and administrative expenses.
During the quarter, the Company paid a quarterly dividend of $1.67 per share, or $1.2 billion. Additionally, the Company repurchased 3.2 million shares of stock for $921 million.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended March 31,
	Net Income				Earnings per share - diluted
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$1,929	$1,802	7%	7%	$2.66	$2.45	9%	9%
(Gains)/charges	27	134			0.04	0.18
Non-GAAP	$1,957	$1,936	1%	1%	$2.70	$2.63	2%	2%

Revenues
The Company's revenues consist of sales by Company-owned and operated restaurants and fees from restaurants owned and operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms and revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand.
Franchised restaurants represented 95% of McDonald's restaurants worldwide at March 31, 2024. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. In the first quarter of 2024, the Company provided an insignificant amount of assistance, including royalty relief and/or deferral of cash collection for certain franchisees impacted by the war in the Middle East in the International Developmental Licensed Markets & Corporate segment. This assistance may continue as long as the war continues.

REVENUES
Dollars in millions
Quarters Ended March 31,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-owned and operated sales
U.S.	$781	$761	3%	3%
International Operated Markets	1,362	1,270	7	6
International Developmental Licensed Markets & Corporate	212	193	10	15
Total	$2,355	$2,224	6%	6%
Franchised revenues
U.S.	$1,728	$1,679	3%	3%
International Operated Markets	1,585	1,486	7	5
International Developmental Licensed Markets & Corporate	409	423	(3)	(1)
Total	$3,723	$3,588	4%	3%
Total Company-owned and operated sales and Franchised revenues
U.S.	$2,509	$2,440	3%	3%
International Operated Markets	2,947	2,756	7	6
International Developmental Licensed Markets & Corporate	621	616	1	4
Total	$6,078	$5,812	5%	4%

Total Other revenues	$91	$86	6%	5%

Total Revenues	$6,169	$5,898	5%	4%
•Total Company-owned and operated sales and franchised revenues increased 5% (4% in constant currencies), benefiting from positive sales performance in the International Operated Markets segment and the U.S. Revenue growth in the International Developmental Licensed Markets & Corporate segment continued to be impacted by the war in the Middle East, which began in October 2023.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters ended March 31, 2024 and 2023:

	Increase/(Decrease)
	Quarters Ended March 31,
	2024	2023
U.S.	2.5%	12.6%
International Operated Markets	2.7	12.6
International Developmental Licensed Markets	(0.2)	12.6
Total	1.9%	12.6%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter ended March 31, 2024:

SYSTEMWIDE SALES*
	Quarter Ended March 31, 2024
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	3%	3%
International Operated Markets	6	4
International Developmental Licensed Markets	(1)	3
Total	3%	3%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters ended March 31, 2024 and 2023:

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$12,086	$11,742	3%	3%
International Operated Markets	9,166	8,669	6	4
International Developmental Licensed Markets	7,565	7,640	(1)	3
Total	$28,816	$28,051	3%	3%

Ownership type
Conventional franchised	$21,165	$20,346	4%	5%
Developmental licensed	4,611	4,720	(2)	(2)
Foreign affiliated	3,040	2,985	2	2
Total	$28,816	$28,051	3%	3%

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
Company-owned and operated restaurant margins are measured as sales from Company-owned and operated restaurants less costs for food & paper, payroll & employee benefits and occupancy & other operating expenses necessary to run an individual restaurant. Company-owned and operated margins exclude costs that are not allocated to individual restaurants, primarily payroll & employee benefit costs of non-restaurant support staff, which are included in Selling, general and administrative expenses.

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2024	2023
Franchised
U.S.	$1,405	$1,362	3%	3%
International Operated Markets	1,287	1,209	6	5
International Developmental Licensed Markets & Corporate	405	418	(3)	(1)
Total	$3,096	$2,990	4%	3%
Company-owned and operated
U.S.	$107	$109	(2)%	(2)%
International Operated Markets	203	192	6	6
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$320	$301	6%	6%
Total restaurant margins
U.S.	$1,512	$1,471	3%	3%
International Operated Markets	1,490	1,401	6	5
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,416	$3,291	4%	4%

n/m Not meaningful
•Results in the U.S. and International Operated Markets segment reflected sales-driven growth in Franchised margins. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-owned and operated margins in the International Operated Markets segment reflected positive sales performance. Both the U.S. and the International Operated Markets segment were impacted by ongoing inflationary cost pressures.
•Total restaurant margins included depreciation and amortization expense of $411 million.

Selling, General & Administrative Expenses
~~•~~Selling, general and administrative expenses increased $67 million, or 10% (10% in constant currencies). Results primarily reflect investments in digital and technology, as well as transformation efforts, under our Accelerating the Arches strategy and costs related to the 2024 Worldwide Owner/Operator convention.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.3% and 2.2% for the quarters ended 2024 and 2023, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended
	March 31,
	2024	2023
Gains on sales of restaurant businesses	$(9)	$(13)
Equity in earnings of unconsolidated affiliates	(45)	(39)
Asset dispositions and other (income) expense, net	2	—
Impairment and other charges (gains), net	35	180
Total	$(17)	$129
•Impairment and other charges (gains), net reflected pre-tax charges of $35 million and $180 million for the three months ended 2024 and 2023, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended March 31,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,395	$1,295	8%	8%
International Operated Markets	1,365	1,193	14	13
International Developmental Licensed Markets & Corporate	(25)	45	n/m	n/m
Total	$2,736	$2,532	8%	8%
Operating margin	44.3%	42.9%
•Operating Income: Operating income increased $204 million, or 8% (8% in constant currencies). Results reflected pre-tax charges of $35 million and $180 million for the three months ended 2024 and 2023, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended March 31,
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$2,736	$2,532	8%	8%
(Gains)/charges	35	180
Non-GAAP operating income	$2,771	$2,713	2%	2%

Non-GAAP operating margin	44.9%	46.0%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section above for details of the charges in this table.

•Excluding the charges for the three months ended 2024 and 2023 shown in the table above, operating income increased 2% (2% in constant currencies). Positive operating results in the U.S. and International Operated Markets segment were primarily due to sales-driven growth in Franchised margins, partly offset by higher Selling, general, and administrative expenses.
•Operating Margin: Operating margin is defined as operating income as a percent of total revenues. The contributions to operating margin differ by segment due to each segment's ownership structure, primarily due to the relative percentage of franchised versus Company-owned and operated restaurants. Additionally, temporary restaurant closures, which vary by segment, impact the contribution of each segment to the consolidated operating margin.
The decrease in non-GAAP operating margin was primarily due to ongoing inflationary cost pressures as well as higher Selling, general and administrative expenses.

Interest Expense
•Interest expense increased 13% (12% in constant currencies), primarily due to higher average interest rates as well as higher average debt balances.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2024	2023
Interest income	$(47)	$(38)
Foreign currency and hedging activity	5	(13)
Other (income) expense, net	(3)	(13)
Total	$(45)	$(64)
•Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.

Income Taxes
•The effective income tax rate was 19.9% and 20.5% for the quarters ended 2024 and 2023, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $2.4 billion and exceeded capital expenditures by $1.8 billion. Cash provided by operations was relatively flat compared to the prior year as changes in working capital offset improved operating results.
Cash used for investing activities totaled $2.5 billion, an increase of $1.7 billion primarily due to the Company's increased ownership stake in McDonald's China business.
Cash used for financing activities totaled $3.7 billion, a increase of $3.1 billion. The increase was primarily due to $1.6 billion of debt repayments in the current year compared to $1.1 billion of debt issuances in the prior year.

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
Disruptions in operations or price volatility in a market can also result from governmental actions, such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Such disruptions or volatility can also result from acts of war, terrorism or other hostilities. For example, the war between Russia and Ukraine resulted in volatile and unpredictable conditions throughout the region, exacerbated volatile macroeconomic conditions and increased pressure on our supply chain and the availability and costs of commodities, including energy. The broader impact of acts of war and related sanctions, including on macroeconomic conditions, geopolitical tensions, consumer demand and the ability of us and our franchisees to operate in certain geographic areas, may also have an adverse impact on our business and financial results.
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
Our success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-owned and operated restaurants. Our franchisees and developmental licensees manage their businesses independently and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. If franchisee sales trends worsen, or any of such risks materialize or intensify, our financial results could be negatively affected, which may be material.
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
Further, our System has experienced increased costs and competition associated with attracting, recruiting, developing, motivating and retaining qualified employees, as well as with promoting awareness of the opportunities of working at McDonald’s restaurants. We and our franchisees also continue to be impacted by increasingly complex U.S. and international laws and regulations affecting our respective workforces. These laws and regulations are increasingly focused on, and in certain cases impose requirements with respect to, employment matters such as wages and hours, healthcare, immigration, retirement and other employee benefits and workplace practices. Such laws and regulations can expose us and our franchisees to increased costs and other effects of compliance, including potential liability, and all such labor and compliance costs could have a negative impact on our Company-owned and operated margins and franchisee profitability.
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
We have significant real estate operations, primarily in connection with our restaurant business. We generally own or secure a long-term lease on the land and building for conventional franchised and Company-owned and operated restaurant sites. We seek to identify and develop restaurant locations that offer convenience to customers and long-term sales and profit potential. As we generally secure long-term real estate interests for our restaurants, we have limited flexibility to quickly alter our real estate portfolio. The competitive business landscape continues to evolve in light of changing business trends, consumer preferences, trade area demographics, consumer use of digital, delivery and drive thru, local competitive positions and other economic factors. If our restaurants are not located in desirable locations, or if we do not evolve in response to these factors, it could adversely affect Systemwide sales and profitability.
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

Security breaches or incidents have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, deepfakes and other malicious uses of artificial intelligence, introduction of malware or ransomware, other disruptive problems caused by hackers or unintentional events. Certain of these technology systems contain personal, confidential, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event an incident occurs, it could result in disruptions, shutdowns, or the theft or unauthorized disclosure of certain of the above-described information. The actual or alleged occurrence of any of these types of incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including administrative fines, criminal or civil penalties or civil liabilities.
Despite the implementation of business continuity measures, any of these technology systems could become vulnerable to damage, disability or failures due to fire, power loss, telecommunications failure or other catastrophic events. Certain technology systems may also become vulnerable, unreliable or inefficient in cases where technology vendors limit or terminate product support and/or maintenance. Our increasing reliance on third-party systems also subjects us to risks faced by those third-party businesses, including operational, security and credit risks. Further, the technology systems of third parties upon which we rely to conduct our business could be compromised in a manner that adversely affects us and our technology systems and business continuity. If technology systems were to fail or otherwise be unavailable, or if business continuity or disaster recovery plans were not effective, and we were unable to recover in a timely manner, we could experience an interruption in our or our franchisees’ operations. While we maintain insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
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
The profitability of our Company-owned and operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel and utilities, as well as distribution and other operating costs, including labor. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected and in the future could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef, chicken and pork, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand and other macroeconomic conditions, international commodity markets, food safety concerns, product recalls, government regulation, and acts of war, terrorism or other hostilities, all of which are beyond our control and, in many instances, unpredictable. Our System can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 regarding these matters.

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
There were no material changes to the disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting the Company's business, refer to the “Risk Factors" section in Part I, Item 2 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2024	965,270	$296.05	965,270	$5,993,506,118
February 1-29, 2024	1,012,201	291.97	1,012,201	5,697,978,196
March 1-31, 2024	1,182,605	287.27	1,182,605	5,358,257,048
Total	3,160,076	$291.45	3,160,076
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended March 31, 2024. Each of these trading plans was adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Ian Borden / EVP, Global Chief Financial Officer	Rule 10b5-1 trading plan	February 6, 2024	February 4, 2025	7,264	Exercise and sale of stock options
Heidi Capozzi / EVP, Global Chief People Officer	Rule 10b5-1 trading plan	February 27, 2024	December 5, 2024	5,200	Sale of shares
Marion Gross / EVP, Global Chief Supply Chain Officer	Rule 10b5-1 trading plan	February 27, 2024	January 3, 2025	5,994	Exercise and sale of stock options
Desiree Ralls-Morrison / EVP, Global Chief Legal Officer and Secretary	Rule 10b5-1 trading plan	February 27, 2024	May 31, 2025	2,428	Sale of shares

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
Form of 2023 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023. *

(q)
Form of 2023 Executive Stock Option Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023. *

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
**
Certain instruments defining the rights of holders of long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. An agreement to furnish a copy of any such instruments upon request has been filed with the SEC.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	May 8, 2024	Ian F. Borden
Executive Vice President and Global Chief Financial Officer