Form 10-Q
period 2024-06-30
MCDONALDS CORP
filed 2024-08-08
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
717,343,247
(Number of shares of common stock
outstanding as of June 30, 2024)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and equivalents	$792	$4,579
Accounts and notes receivable	2,404	2,488
Inventories, at cost, not in excess of market	46	53
Prepaid expenses and other current assets	963	866
Total current assets	4,205	7,986
Other assets
Investments in and advances to affiliates	2,876	1,080
Goodwill	3,048	3,040
Miscellaneous	5,627	5,618
Total other assets	11,551	9,738
Lease right-of-use asset, net	13,234	13,514
Property and equipment
Property and equipment, at cost	43,846	43,570
Accumulated depreciation and amortization	(19,035)	(18,662)
Net property and equipment	24,811	24,908
Total assets	$53,801	$56,147
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$—	$2,192
Accounts payable	949	1,103
Lease liability	655	688
Income taxes	464	705
Other taxes	279	268
Accrued interest	421	469
Accrued payroll and other liabilities	1,142	1,434
Total current liabilities	3,910	6,859
Long-term debt	38,524	37,153
Long-term lease liability	12,820	13,058
Long-term income taxes	85	363
Deferred revenues - initial franchise fees	791	790
Other long-term liabilities	885	950
Deferred income taxes	1,610	1,681
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,055	8,893
Retained earnings	65,026	63,480
Accumulated other comprehensive income (loss)	(2,463)	(2,456)
Common stock in treasury, at cost; 943.3 and 937.9 million shares	(76,459)	(74,640)
Total shareholders’ equity (deficit)	(4,824)	(4,707)
Total liabilities and shareholders’ equity (deficit)	$53,801	$56,147
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2024	2023	2024	2023
Revenues
Sales by Company-owned and operated restaurants	$2,461	$2,487	$4,816	$4,711
Revenues from franchised restaurants	3,940	3,933	7,663	7,521
Other revenues	89	77	180	163
Total revenues	6,490	6,498	12,659	12,395
Operating costs and expenses
Company-owned and operated restaurant expenses	2,074	2,091	4,109	4,014
Franchised restaurants-occupancy expenses	629	618	1,256	1,216
Other restaurant expenses	69	57	137	120
Selling, general & administrative expenses
Depreciation and amortization	101	95	199	194
Other	590	567	1,212	1,121
Other operating (income) expense, net	107	(36)	90	93
Total operating costs and expenses	3,570	3,393	7,003	6,759
Operating income	2,920	3,104	5,655	5,637
Interest expense	373	330	746	660
Nonoperating (income) expense, net	(9)	(43)	(54)	(107)
Income before provision for income taxes	2,555	2,817	4,964	5,084
Provision for income taxes	533	506	1,013	971
Net income	$2,022	$2,310	$3,951	$4,113
Earnings per common share-basic	$2.81	$3.17	$5.49	$5.63
Earnings per common share-diluted	$2.80	$3.15	$5.46	$5.60
Dividends declared per common share	$1.67	$1.52	$3.34	$3.04
Weighted-average shares outstanding-basic	718.8	729.6	720.3	730.3
Weighted-average shares outstanding-diluted	722.0	734.3	724.0	734.9
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Net income	$2,022	$2,310	$3,951	$4,113
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	28	40	(87)	55
Reclassification of (gain) loss to net income	41	—	41	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(29), $18, $(122) and $54	69	40	(46)	55
Cash flow hedges:
Gain (loss) recognized in AOCI	4	2	40	(7)
Reclassification of (gain) loss to net income	(2)	(4)	(1)	(13)
Cash flow hedges-net of tax benefit (expense) of $(1), $1, $(13) and $5	2	(2)	39	(20)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	—	(3)	11	5
Reclassification of (gain) loss to net income	—	—	(10)	(10)
Defined benefit pension plans-net of tax benefit (expense) of $1, $0, $1 and $1	—	(3)	1	(5)
Total other comprehensive income (loss), net of tax	71	35	(6)	30
Comprehensive income	$2,093	$2,345	$3,945	$4,143
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Operating activities
Net income	$2,022	$2,310	$3,951	$4,113
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	502	492	1,012	983
Deferred income taxes	(226)	(152)	(364)	(239)
Share-based compensation	38	45	88	95
Other	16	(46)	(15)	(77)
Changes in working capital items	(663)	(976)	(593)	(781)
Cash provided by operations	1,689	1,673	4,079	4,094
Investing activities
Capital expenditures	(628)	(526)	(1,174)	(1,030)
Purchases of restaurant businesses	(110)	(114)	(162)	(212)
Purchases of equity method investments	(17)	—	(1,837)	—
Sales of restaurant businesses	60	59	102	80
Sales of property	14	4	22	22
Other	(165)	(93)	(289)	(272)
Cash used for investing activities	(846)	(670)	(3,338)	(1,412)
Financing activities
Net short-term borrowings (repayments)	(2)	(158)	(341)	(144)
Long-term financing issuances	1,731	—	1,731	1,054
Long-term financing repayments	(500)	(1,376)	(1,785)	(1,377)
Treasury stock purchases	(934)	(570)	(1,852)	(1,148)
Common stock dividends	(1,199)	(1,109)	(2,405)	(2,220)
Proceeds from stock option exercises	22	75	121	149
Other	13	44	1	34
Cash used for financing activities	(869)	(3,094)	(4,530)	(3,652)
Effect of exchange rates on cash and cash equivalents	(21)	8	1	12
Cash and equivalents increase (decrease)	(46)	(2,083)	(3,787)	(958)
Cash and equivalents at beginning of period	838	3,708	4,579	2,584
Cash and equivalents at end of period	$792	$1,626	$792	$1,626
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2022	1,660.6	$17	$8,547	$59,544	$(298)	$31	$(2,219)	(929.3)	$(71,624)	$(6,003)
Net income				4,113						4,113
Other comprehensive income (loss), net of tax					(5)	(20)	55			30
Comprehensive income										4,143
Common stock cash dividends ($3.04 per share)				(2,220)						(2,220)
Treasury stock purchases								(4.2)	(1,163)	(1,163)
Share-based compensation			95							95
Stock option exercises and other			94					1.6	55	149
Balance at June 30, 2023	1,660.6	$17	$8,736	$61,437	$(303)	$11	$(2,164)	(931.9)	$(72,733)	$(4,999)

For the six months ended June 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2023	1,660.6	$17	$8,893	$63,480	$(367)	$(6)	$(2,083)	(937.9)	$(74,640)	$(4,707)
Net income				3,951						3,951
Other comprehensive income (loss), net of tax					1	39	(46)			(6)
Comprehensive income										3,945
Common stock cash dividends ($3.34 per share)				(2,405)						(2,405)
Treasury stock purchases								(6.7)	(1,867)	(1,867)
Share-based compensation			88							88
Stock option exercises and other			73					1.3	48	121
Balance at June 30, 2024	1,660.6	$17	$9,055	$65,026	$(367)	$33	$(2,129)	(943.3)	$(76,459)	$(4,824)
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2023	1,660.6	$17	$8,636	$60,235	$(299)	$14	$(2,204)	(930.5)	$(72,174)	$(5,776)
Net income				2,310						2,310
Other comprehensive income (loss), net of tax					(3)	(2)	40			35
Comprehensive income										2,345
Common stock cash dividends ($1.52 per share)				(1,109)						(1,109)
Treasury stock purchases								(2.0)	(579)	(579)
Share-based compensation			45							45
Stock option exercises and other			55					0.6	20	75
Balance at June 30, 2023	1,660.6	$17	$8,736	$61,437	$(303)	$11	$(2,164)	(931.9)	$(72,733)	$(4,999)

For the quarter ended June 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2024	1,660.6	$17	$9,001	$64,203	$(367)	$32	$(2,198)	(939.9)	$(75,520)	$(4,833)
Net income				2,022						2,022
Other comprehensive income (loss), net of tax					—	2	69			71
Comprehensive income										2,093
Common stock cash dividends ($1.67 per share)				(1,199)						(1,199)
Treasury stock purchases								(3.5)	(946)	(946)
Share-based compensation			38							38
Stock option exercises and other			15					0.1	7	22
Balance at June 30, 2024	1,660.6	$17	$9,055	$65,026	$(367)	$33	$(2,129)	(943.3)	$(76,459)	$(4,824)
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2023 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2024 do not necessarily indicate the results that may be expected for the full year.
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

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2024	2023
Conventional franchised	21,892	21,719
Developmental licensed	8,815	8,357
Foreign affiliated	9,531	8,598
Total Franchised	40,238	38,674
Company-owned and operated	2,168	2,127
Total Systemwide restaurants	42,406	40,801
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements for the periods prior to purchase and sale.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 3.2 million shares and 4.7 million shares for the quarters ended 2024 and 2023, respectively, and 3.7 million shares and 4.6 million shares for the six months ended 2024 and 2023, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 3.2 million shares and 1.2 million shares for the quarters ended 2024 and 2023, respectively, and 2.2 million shares and 2.1 million shares for the six months ended 2024 and 2023, respectively.

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
The Company incurred $101 million of charges related to Accelerating the Organization in the six months ended June 30, 2024. These charges were recorded in the Other operating (income) expense, net line within the consolidated statement of income, and primarily recorded within the Corporate segment. For the period presented, restructuring charges primarily consisted of professional services costs. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2024
Accrued Balance at Beginning of Year	$41	$11	$7	$59
Restructuring Costs Incurred	—	—	44	44
Cash Payments	(14)	(5)	(44)	(63)
Other Non-Cash Items	—	—	(1)	(1)
Accrued Balance at March 31, 2024	$27	$6	$6	$39
Restructuring Costs Incurred	(1)	—	58	57
Cash Payments	(5)	(1)	(50)	(56)
Other Non-Cash Items	—	—	—	—
Accrued Balance at June 30, 2024	$21	$5	$14	$40
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027. The Company expects to incur approximately $250 million of restructuring charges in 2024, primarily related to professional services costs.

Equity Method Investments
The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records its proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company records its proportionate share of net income or loss within the Other operating (income) expense, net line on the consolidated statement of net income. The carrying value of the investments are recorded within the Investments in and advances to affiliates line on the consolidated balance sheet.
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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	June 30, 2024			December 31, 2023
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,109	20%	N/A	$238
McDonald's Japan Holdings Co., Ltd	35%	$1,851	$547	35%	$2,034	$597
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
As of June 30, 2024, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.5 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the six months ended June 30, 2024 and June 30, 2023, respectively.

	Six Months Ended June 30,
In Millions	2024	2023
Revenue	$260	$235
Equity in Earnings	$66	$50
Accounts Receivable	$135	$137
Dividends Received	$13	$14

Income Taxes
The effective income tax rate was 20.9% and 18.0% for the quarters ended 2024 and 2023, respectively, and 20.4% and 19.1% for the six months ended 2024 and 2023, respectively. The effective tax rate for both periods of 2023 reflected an income tax benefit of $55 million related to the remeasurement of a deferred tax liability.

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
At June 30, 2024, the fair value of the Company’s debt obligations was estimated at $36.4 billion, compared to a carrying amount of $38.5 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2024	December 31, 2023	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$36	$9	Accrued payroll and other liabilities	$(11)	$(37)
Interest rate	Prepaid expenses and other current assets	$—	$4	Accrued payroll and other liabilities	$—	$(4)
Foreign currency	Miscellaneous other assets	$29	$2	Other long-term liabilities	$(1)	$(14)
Interest rate	Miscellaneous other assets	$—	$—	Other long-term liabilities	$(58)	$(58)
Total derivatives designated as hedging instruments		$65	$15		$(70)	$(113)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$—	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	$—	$6	Accrued payroll and other liabilities	$(8)	$(5)
Equity	Miscellaneous other assets	$116	$189
Total derivatives not designated as hedging instruments		$116	$195		$(8)	$(5)
Total derivatives		$181	$210		$(78)	$(118)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the six months ended June 30, 2024 and 2023, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2024	2023	2024	2023	2024	2023
Foreign currency	Nonoperating income/expense	$49	$(22)	$1	$16
Interest rate	Interest expense	$4	$14	$1	$—
Cash flow hedges		$53	$(8)	$2	$16

Foreign currency denominated debt	Nonoperating income/expense	$421	$(294)
Foreign currency derivatives	Nonoperating income/expense	$87	$46
Foreign currency derivatives(1)	Interest expense					$18	$11
Net investment hedges		$508	$(248)			$18	$11

Foreign currency	Nonoperating income/expense					$(6)	$3
Equity	Selling, general & administrative expenses					$(27)	$31
Undesignated derivatives						$(33)	$34
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At June 30, 2024, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $763 million, which included a decrease of $58 million of cumulative hedging adjustments. For the six months ended June 30, 2024, the Company recognized a $4 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2024, the Company had derivatives outstanding with an equivalent notional amount of $2.2 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at June 30, 2024, the $33 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2024, $13.6 billion of the Company's third-party foreign currency denominated debt, $539 million of the Company's intercompany foreign currency denominated debt and $1.7 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2024 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2024, the Company was required to post $61 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023

Rents	$2,523	$2,509	$4,904	$4,779
Royalties	1,402	1,410	2,728	2,713
Initial fees	16	14	31	29
Revenues from franchised restaurants	$3,940	$3,933	$7,663	$7,521

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of June 30, 2024.
•International Operated Markets - comprised of markets or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of June 30, 2024.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan. Corporate activities are also reported in this segment. The segment is 98% franchised as of June 30, 2024.
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2024	2023	2024	2023
Revenues
U.S.	$2,698	$2,701	$5,258	$5,189
International Operated Markets	3,147	3,156	6,134	5,950
International Developmental Licensed Markets & Corporate	645	641	1,267	1,256
Total revenues	$6,490	$6,498	$12,659	$12,395
Operating Income
U.S.	$1,511	$1,495	$2,907	$2,790
International Operated Markets	1,493	1,518	2,858	2,710
International Developmental Licensed Markets & Corporate	(84)	92	(109)	136
Total operating income	$2,920	$3,104	$5,655	$5,637
.
Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission. On July 2, 2024, the Company completed the acquisition of Alonyal Limited, which owns and operates 228 McDonald’s restaurants in Israel. As a result of this acquisition, McDonald’s will now consolidate the financial statements of Alonyal Limited into its results. Revenues from these restaurants will now be reflected as Company-owned and operated sales, rather than royalties charged to the former developmental licensee partner based on a percentage of sales being recorded within Franchised revenue. The Company will continue to report results from this market within the International Developmental Licensed Markets & Corporate segment. The Company is currently in the process of accounting for this transaction and expects to complete its preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed by the end of the third quarter of 2024. There were no other subsequent events that required recognition or disclosure.

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
Overview
The Company franchises and owns and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 42,406 McDonald's restaurants at June 30, 2024, approximately 95% were franchised.
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

Strategic Direction
The Company’s Accelerating the Arches growth strategy (the “Strategy”) encompasses all aspects of McDonald’s business as the leading global omni-channel restaurant brand. Our Strategy reflects the Company’s purpose, mission and values, as well as growth pillars that build on the Company’s competitive advantages.
Purpose, Mission and Values
The following purpose, mission and values underpin the Company’s success and are at the heart of our Strategy.
Through its size and scale, the Company embraces and prioritizes its role and commitment to the communities in which it operates through its purpose to feed and foster communities, and its mission to make delicious feel-good moments easy for everyone. The Company is guided by five core values that define who it is and how it runs its business across the three-legged stool of McDonald's franchisees, suppliers and employees:
1.Serve - We put our customers and people first;
2.Inclusion - We open our doors to everyone;
3.Integrity - We do the right thing;
4.Community - We are good neighbors; and
5.Family - We get better together.
The Company believes that its people, all around the world, set it apart and bring these values to life daily.
Growth Pillars
The following growth pillars, M-C-D, build on historic strengths and articulate areas of further opportunity. Under our Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of our brand, food and purpose. The Company continues to build relevance with customers through emotional connections and world class creative, which are central to the brand’s “Feel-Good Marketing” approach. This is exemplified by campaigns that elevate the entire brand and continue to be scaled around the globe to connect with customers in authentic and relatable ways. Another way McDonald’s connects with its customers is through personalized value and digital offers available in our mobile app. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as providing delicious and affordable menu options remains a cornerstone of the McDonald’s brand. This includes everyday low-price options on our menu along with other limited-time deals for our customers.
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
•Double Down on the 4D's: Digital, Delivery, Drive Thru and Restaurant Development by continuing to leverage competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. As another way to unlock further growth, the Company plans to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald’s, they can enjoy a fast, easy experience that meets their needs.
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
◦Delivery: The Company offers delivery in over 36,000 restaurants across approximately 100 markets, representing over 85% of McDonald’s restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is currently available in five of the Company’s top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.
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
◦Restaurant Development: The Company will continue to accelerate the pace of restaurant openings to attempt to fully capture the demand being driven through our Strategy in many of our largest markets. In 2024, the Company plans to open more than 2,100 new restaurants across the globe, which will contribute to nearly 4% new unit growth (net of closures). Further, the Company continues to build on its industry-leading development progress by targeting expansion to 50,000 restaurants by the end of 2027, which would make it the fastest period of growth in Company history.
Foundation
Foundational to our Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with a relentless focus on running great restaurants, empowering its people and continuing to modernize our ways of working. Further, as part of the Company's plans for long term growth and solidifying McDonald’s leadership position, the Company will continue to develop and implement three technology-enabled platforms designed to build our competitive advantages, cement our place in culture and stay one step ahead of our customers. Together, our foundation and platforms will extend the Company’s leadership position and unlock new growth opportunities and efficiencies for our business over the long-term.
Our platforms are:
•Consumer: The Company is building one of the world’s largest consumer platforms to fuel engagement, which will bring together the best of our brand and utilize our physical and digital competitive advantages. The consumer platform will enable the Company to accelerate growth in our loyalty program and drive valuable loyalty customers to visit more frequently.
•Restaurant: The Company is building the easiest and most efficient restaurant operating platform which enables franchisees to run restaurants more efficiently and utilize the latest cloud-based technology to make it easier for restaurant crew to deliver exceptional customer service. The Company will deploy new, universal software that all McDonald’s restaurants will run on, enabling restaurants to roll out innovation even faster, with less complexity and more stability; and customers will enjoy a more familiar, consistent experience.

•Company: The Company is building a modern company platform that unlocks speed and innovation throughout the organization, to enable further growth as it modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people.
Developing and implementing these platforms includes continued investments in digital, innovation and our Global Business Services organization.
Our Strategy is aligned with the Company’s capital allocation philosophy of investing in opportunities to grow the business and drive strong returns, for example through new restaurants and reinvesting in existing restaurants, and returning free cash flow to shareholders over time through dividends and share repurchases.
The Company believes our Strategy builds on our inherent strengths by harnessing the Company's competitive advantages while leveraging its size, scale, agility and the power of the McDonald's brand to adapt and adjust to meet customer demands in varying economic environments, including the current industry-wide challenges associated with more discerning consumer spending. Our Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars, further developing our three platforms and driving long-term growth.

Second Quarter and Six Months 2024 Financial Performance
Global comparable sales decreased 1.0% for the quarter and increased 0.4% for the six months.
•U.S. comparable sales decreased 0.7% for the quarter and increased 0.9% for the six months. Comparable sales results for both periods were driven by average check growth due to strategic menu price increases, successful restaurant level execution and continued digital and delivery growth. Results for the quarter were more than offset by negative comparable guest counts.
•International Operated Markets segment comparable sales decreased 1.1% for the quarter and increased 0.7% for the six months. Segment performance for the quarter was impacted by negative comparable sales across a number of markets, driven by France. For the six months, segment performance was driven by positive comparable sales in most markets, led by Poland and Germany, partly offset by negative comparable sales in France.
•International Developmental Licensed Markets segment comparable sales decreased 1.3% for the quarter and 0.8% for the six months. The continued impact of the war in the Middle East and negative comparable sales in China more than offset positive comparable sales in Latin America and Japan, for both periods.
In addition to the comparable sales results, the Company had the following financial results for the quarter and six months:
•Consolidated revenues were flat (increased 1% in constant currencies) for the quarter and increased 2% (2% in constant currencies) for the six months.
•Systemwide sales decreased 1% (increased 1% in constant currencies) for the quarter and increased 1% (2% in constant currencies) for the six months.
•Consolidated operating income decreased 6% (5% in constant currencies) for the quarter and was flat (increased 1% in constant currencies) for the six months. Excluding current and prior year charges detailed in the Operating Income and Operating Margin section on page 29 of this report, consolidated operating income decreased 2% (was flat in constant currencies) for the quarter and was flat (increased 1% in constant currencies) for the six months.
•Diluted earnings per share was $2.80 for the quarter, a decrease of 11% (10% in constant currencies) and $5.46 for the six months, a decrease of 2% (2% in constant currencies). Excluding current and prior year charges detailed in the Net Income and Diluted Earnings Per Share section on page 23 of this report, diluted earnings per share for the quarter was $2.97, a decrease of 6% (5% in constant currencies) and $5.66, a decrease of 2% (2% in constant currencies) for the six months.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended June 30,	2024	2023	Inc/(Dec)
Revenues
Sales by Company-owned and operated restaurants	$2,461	$2,487	(1)%
Revenues from franchised restaurants	3,940	3,933	—
Other revenues	89	77	16
Total revenues	6,490	6,498	—
Operating costs and expenses
Company-owned and operated restaurant expenses	2,074	2,091	(1)
Franchised restaurants-occupancy expenses	629	618	2
Other restaurant expenses	69	57	21
Selling, general & administrative expenses
Depreciation and amortization	101	95	6
Other	590	567	4
Other operating (income) expense, net	107	(36)	n/m
Total operating costs and expenses	3,570	3,393	5
Operating income	2,920	3,104	(6)
Interest expense	373	330	13
Nonoperating (income) expense, net	(9)	(43)	(79)
Income before provision for income taxes	2,555	2,817	(9)
Provision for income taxes	533	506	5
Net income	$2,022	$2,310	(12)%
Earnings per common share-basic	$2.81	$3.17	(11)%
Earnings per common share-diluted	$2.80	$3.15	(11)%

Six Months Ended June 30,	2024	2023	Inc/(Dec)
Revenues
Sales by Company-owned and operated restaurants	$4,816	$4,711	2%
Revenues from franchised restaurants	7,663	7,521	2
Other revenues	180	163	10
Total revenues	12,659	12,395	2
Operating costs and expenses
Company-owned and operated restaurant expenses	4,109	4,014	2
Franchised restaurants-occupancy expenses	1,256	1,216	3
Other restaurant expenses	137	120	14
Selling, general & administrative expenses
Depreciation and amortization	199	194	3
Other	1,212	1,121	8
Other operating (income) expense, net	90	93	(3)
Total operating costs and expenses	7,003	6,759	4
Operating income	5,655	5,637	—
Interest expense	746	660	13
Nonoperating (income) expense, net	(54)	(107)	(50)
Income before provision for income taxes	4,964	5,084	(2)
Provision for income taxes	1,013	971	4
Net income	$3,951	$4,113	(4)%
Earnings per common share-basic	$5.49	$5.63	(2)%
Earnings per common share-diluted	$5.46	$5.60	(2)%
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
Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for both periods primarily reflected the weakening of most major currencies against the U.S. Dollar, partly offset by the strengthening of the British Pound.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2024	2023	2024
Revenues	$6,490	$6,498	$(55)
Company-owned and operated margins	387	396	(4)
Franchised margins	3,311	3,315	(27)
Selling, general & administrative expenses	691	663	2
Operating income	2,920	3,104	(28)
Net income	2,022	2,310	(23)
Earnings per share-diluted	$2.80	$3.15	$(0.03)

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2024	2023	2024
Revenues	$12,659	$12,395	$(37)
Company-owned and operated margins	707	697	(4)
Franchised margins	6,407	6,304	(19)
Selling, general & administrative expenses	1,411	1,315	—
Operating income	5,655	5,637	(24)
Net income	3,951	4,113	(23)
Earnings per share-diluted	$5.46	$5.60	$(0.03)

Net Income and Diluted Earnings per Share
For the quarter, net income decreased 12% (11% in constant currencies) to $2,022 million, and diluted earnings per share decreased 11% (10% in constant currencies) to $2.80. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
For the six months, net income decreased 4% (3% in constant currencies) to $3,951 million, and diluted earnings per share decreased 2% (2% in constant currencies) to $5.46. Foreign currency translation had a negative impact of $0.03 on diluted earnings per share.
Results for 2024 included the following:
•Net pre-tax charges of $97 million, or $0.11 per share, for the quarter and $89 million, or $0.10 per share, for the six months, primarily related to non-cash impairment charges associated with the anticipated future sale of McDonald's business in South Korea
•Pre-tax charges of $57 million, or $0.06 per share, for the quarter and $100 million, or $0.10 per share, for the six months, related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
Results for 2023 included the following:
•Pre-tax charges of $18 million, or $0.02 per share, for the quarter and $198 million, or $0.20 per share, for the six months, related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization
Excluding the above items, lower sales performance and higher Selling, general, and administrative expenses drove negative operating income performance for the quarter. Results for the six months reflected positive operating income performance driven primarily by higher sales-driven Franchised margins, partly offset by higher Selling, general, and administrative expenses. Results for both periods reflected higher interest expense and a higher effective tax rate.
During the quarter, the Company paid a dividend of $1.67 per share, or $1.2 billion, bringing total dividends paid for the six months to $2.4 billion. Additionally, during the quarter, the Company repurchased 3.5 million shares of stock for $946 million, bringing total purchases for the six months to 6.7 million shares, or $1.9 billion.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended June 30,
	Net Income				Earnings per share - diluted
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,022	$2,310	(12)%	(11)%	$2.80	$3.15	(11)%	(10)%
(Gains)/Charges	124	14			0.17	0.02
Non-GAAP	$2,146	$2,324	(8)%	(7)%	$2.97	$3.17	(6)%	(5)%

	Six Months Ended June 30,
	Net Income				Earnings per share - diluted
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$3,951	$4,113	(4)%	(3)%	$5.46	$5.60	(2)%	(2)%
(Gains)/Charges	150	148			0.20	0.20
Non-GAAP	$4,101	$4,261	(4)%	(3)%	$5.66	$5.80	(2)%	(2)%
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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at June 30, 2024. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. In the six months, the Company provided an immaterial amount of assistance, including royalty relief and/

or deferral of cash collection for certain franchisees impacted by the war in the Middle East in the International Developmental Licensed Markets & Corporate segment. This assistance may continue as long as the war continues.

REVENUES
Dollars in millions
Quarters Ended June 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-owned and operated sales
U.S.	$814	$823	(1)%	(1)%
International Operated Markets	1,431	1,461	(2)	(1)
International Developmental Licensed Markets & Corporate	215	202	6	11
Total	$2,461	$2,487	(1)%	—%
Franchised revenues
U.S.	$1,837	$1,831	—%	—%
International Operated Markets	1,673	1,664	1	1
International Developmental Licensed Markets & Corporate	430	438	(2)	2
Total	$3,940	$3,933	—%	1%
Total Company-owned and operated sales and Franchised revenues
U.S.	$2,651	$2,654	—%	—%
International Operated Markets	3,104	3,125	(1)	—
International Developmental Licensed Markets & Corporate	645	640	1	5
Total	$6,401	$6,420	—%	1%

Total Other revenues	$89	$77	16%	17%

Total Revenues	$6,490	$6,498	—%	1%

Six Months Ended June 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-owned and operated sales
U.S.	$1,595	$1,584	1%	1%
International Operated Markets	2,793	2,732	2	2
International Developmental Licensed Markets & Corporate	427	395	8	13
Total	$4,816	$4,711	2%	3%
Franchised revenues
U.S.	$3,565	$3,509	2%	2%
International Operated Markets	3,258	3,150	3	3
International Developmental Licensed Markets & Corporate	839	861	(3)	1
Total	$7,663	$7,521	2%	2%
Total Company-owned and operated sales and Franchised revenues
U.S.	$5,160	$5,093	1%	1%
International Operated Markets	6,051	5,882	3	3
International Developmental Licensed Markets & Corporate	1,266	1,256	1	4
Total	$12,479	$12,232	2%	2%

Total Other revenues	$180	$163	10%	10%

Total Revenues	$12,659	$12,395	2%	2%
•Total Company-owned and operated sales and franchised revenues were flat (increased 1% in constant currencies) for the quarter and increased 2% (2% in constant currencies) for the six months The quarter was impacted by negative comparable sales performance in the U.S. and International Operated Markets segment, while the six months benefited from positive comparable sales performance for these two segments. Revenue growth in the International Developmental Licensed Markets & Corporate segment continued to be impacted by the war in the Middle East, which began in October 2023.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2024 and 2023:

	Increase/(Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	(0.7)%	10.3%	0.9%	11.4%
International Operated Markets	(1.1)	11.9	0.7	12.3
International Developmental Licensed Markets	(1.3)	14.0	(0.8)	13.3
Total	(1.0)%	11.7%	0.4%	12.2%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2024:

SYSTEMWIDE SALES*
	Quarter Ended June 30, 2024		Six Months Ended June 30, 2024
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	—%	—%	1%	1%
International Operated Markets	—	1	3	2
International Developmental Licensed Markets	(2)	3	(2)	3
Total	(1)%	1%	1%	2%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and six months ended June 30, 2024 and 2023:

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$12,764	$12,789	—%	—%
International Operated Markets	9,726	9,715	—	1
International Developmental Licensed Markets	7,691	7,889	(3)	3
Total	$30,180	$30,393	(1)%	1%

Ownership type
Conventional franchised	$22,382	$22,412	—%	—%
Developmental licensed	4,897	5,069	(3)	—
Foreign affiliated	2,901	2,912	—	7
Total	$30,180	$30,393	(1)%	1%

Six Months Ended June 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$24,850	$24,531	1%	1%
International Operated Markets	18,892	18,383	3	2
International Developmental Licensed Markets	15,256	15,529	(2)	3
Total	$58,996	$58,444	1%	2%

Ownership type
Conventional franchised	$43,547	$42,758	2%	3%
Developmental licensed	9,508	9,789	(3)	(2)
Foreign affiliated	5,941	5,897	1	2
Total	$58,996	$58,444	1%	2%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2024	2023
Franchised
U.S.	$1,515	$1,510	—%	—%
International Operated Markets	1,370	1,372	—	1
International Developmental Licensed Markets & Corporate	427	433	(1)	2
Total	$3,311	$3,315	—%	1%
Company-owned and operated
U.S.	$116	$125	(7)%	(7)%
International Operated Markets	249	263	(5)	(4)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$387	$396	(2)%	(1)%
Total restaurant margins
U.S.	$1,630	$1,635	—%	—%
International Operated Markets	1,620	1,635	(1)	—
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,698	$3,711	—%	1%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2024	2023
Franchised
U.S.	$2,919	$2,872	2%	2%
International Operated Markets	2,657	2,581	3	3
International Developmental Licensed Markets & Corporate	831	852	(2)	1
Total	$6,407	$6,304	2%	2%
Company-owned and operated
U.S.	$223	$234	(5)%	(5)%
International Operated Markets	453	455	—	—
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$707	$697	1%	2%
Total restaurant margins
U.S.	$3,142	$3,106	1%	1%
International Operated Markets	3,110	3,036	2	2
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$7,114	$7,001	2%	2%
n/m Not meaningful
•Franchised margins in the U.S. and International Operated Markets segment were flat for the quarter and reflected sales-driven growth for the six months. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-owned and operated margins in the U.S. and International Operated Markets segment reflected negative sales performance for the quarter and positive sales performance for the six months. The U.S. and the International Operated Markets segment were impacted by ongoing inflationary cost pressures, for both periods.
•Total restaurant margins included depreciation and amortization expense of $401 million and $813 million for the quarter and six months, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $28 million, or 4% (5% in constant currencies), for the quarter and increased $96 million, or 7% (7% in constant currencies), for the six months. Results for both periods primarily reflected investments in digital and technology, as well as transformation efforts, related to Accelerating the Organization and costs related to the 2024 Worldwide Owner/Operator convention.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.2% and 2.1% for the six months ended 2024 and 2023, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Gains on sales of restaurant businesses	$(4)	$(25)	$(13)	$(38)
Equity in earnings of unconsolidated affiliates	(45)	(33)	(91)	(73)
Asset dispositions and other (income) expense, net	3	5	5	5
Impairment and other charges (gains), net	154	18	189	198
Total	$107	$(36)	$90	$93
•Gains on sales of restaurant businesses decreased for both periods, primarily due to fewer sales of restaurants in the International Operated Markets segment and in the U.S.
•Equity in earnings of unconsolidated affiliates for both periods reflected higher equity in earnings in China as a result of the Company's increased ownership in Grand Foods Holding when compared to the same period in 2023 as well as improved operating performance in Japan.
•Impairment and other charges (gains), net reflected net pre-tax charges of $97 million and $89 million for the quarter and six months, respectively, primarily related to non-cash impairment charges associated with the anticipated future sale of McDonald's business in South Korea and pre-tax charges of $57 million and $100 million for the quarter and six months, respectively, related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization).
Results for the quarter and six months 2023 reflected $18 million and $198 million, respectively, of pre-tax charges related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended June 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,511	$1,495	1%	1%
International Operated Markets	1,493	1,518	(2)	(1)
International Developmental Licensed Markets & Corporate	(84)	92	n/m	n/m
Total	$2,920	$3,104	(6)%	(5)%

Six Months Ended June 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,907	$2,790	4%	4%
International Operated Markets	2,858	2,710	5	5
International Developmental Licensed Markets & Corporate	(109)	136	n/m	n/m
Total	$5,655	$5,637	—%	1%

Operating margin	44.7%	45.5%

•Operating Income: Operating income decreased $184 million, or 6% (5% in constant currencies), for the quarter and increased $18 million, or was flat (increased 1% in constant currencies), for the six months. Results for both periods reflected net pre-tax charges of $97 million and $89 million for the quarter and six months, respectively, primarily related to non-cash impairment charges and pre-tax restructuring charges of $57 million and $100 million for the quarter and six months, respectively, related to Accelerating the Organization.
Results for the quarter and six months 2023 reflected $18 million and $198 million, respectively, of pre-tax charges related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended June 30,				Six Months Ended June 30,
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$2,920	$3,104	(6)%	(5)%	$5,655	$5,637	—%	1%
(Gains)/Charges	154	18			189	198
Non-GAAP operating income	$3,073	$3,122	(2)%	—%	$5,844	$5,835	—%	1%

Non-GAAP operating margin					46.2%	47.1%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 28 for details of the charges in this table.

•Excluding the current and prior year charges shown in the table above, operating income decreased 2% (was flat in constant currencies), for the quarter and was flat (increased 1% in constant currencies), for the six months. Results for the six months reflected positive operating results in the U.S. and International Operated Markets segment primarily due to sales-driven growth in Franchised margins, partly offset by higher Selling, general and administrative expenses in the International Developmental Licensed Markets & Corporate segment.
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
The decrease in non-GAAP operating margin was primarily due to higher Selling, general and administrative expenses as well as ongoing inflationary cost pressures.

Interest Expense
•Interest expense increased 13% (13% in constant currencies) for both periods. Results for both periods reflected higher average interest rates as well as higher average debt balances.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income	$(20)	$(37)	$(67)	$(75)
Foreign currency and hedging activity	2	(6)	6	(19)
Other (income) expense, net	10	1	7	(13)
Total	$(9)	$(43)	$(54)	$(107)
•Interest income for both periods decreased due to lower average cash balances.
•Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
Income Taxes
•The effective income tax rate was 20.9% and 18.0% for the quarters ended 2024 and 2023, respectively, and 20.4% and 19.1% for the six months ended 2024 and 2023, respectively. The effective tax rate for both periods of 2023 reflected an income tax benefit of $55 million related to the remeasurement of a deferred tax liability.
Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $4.1 billion and exceeded capital expenditures by $2.9 billion for the six months 2024. Cash provided by operations was relatively flat compared with the six months 2023, primarily as a result of lower operating results.
Cash used for investing activities totaled $3.3 billion for the six months 2024, an increase of $1.9 billion compared with the six months 2023. The increase was primarily due to the Company's increased ownership stake in McDonald's China business.
Cash used for financing activities totaled $4.5 billion for the six months 2024, an increase of $878 million compared with the six months 2023. The increase was primarily due to higher treasury stock purchases in the current year.

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
•build upon our investments to transform and enhance the customer experience, including building one of the world’s largest consumer platforms to fuel engagement;
•run great restaurants by building the easiest and most efficient restaurant operating platform which enables franchisees to run restaurants more efficiently and utilize the latest cloud-based technology to make it easier for crews to deliver exceptional customer service;
•accelerate our existing strategies, including through growth opportunities and building a modern company platform that unlocks speed and innovation throughout the organization; and
•evolve and adjust our strategies in response to, among other things, changing consumer behavior, and other events impacting our results of operations and liquidity.
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
We encounter differing cultural, regulatory, geopolitical and economic environments within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System’s success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets and brand perceptions. Planned initiatives may not have appeal across multiple markets with McDonald’s customers and could drive unanticipated changes in customer perceptions and negatively impact our business results.
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
We are increasingly reliant upon technology systems, such as point-of-sale, that support our business operations, including our digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties to conduct our business, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our or our franchisees’ operations, or our customers’ experiences and perceptions. In addition, the artificial intelligence tools we are incorporating into certain aspects of our business may not generate the intended efficiencies and may impact our business results.
Security incidents and breaches have from time to time occurred and may in the future occur involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. These may include such things as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, deepfakes and other malicious uses of artificial intelligence, introduction of malware or ransomware, other disruptive problems caused by hackers or unintentional events. Certain of these technology systems contain personal, confidential, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event an incident occurs, it could result in disruptions, shutdowns, or a security breach including the theft or unauthorized disclosure of certain of the above-described information. The actual or alleged occurrence of any of these types of incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including administrative fines, criminal or civil penalties or civil liabilities.
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

Events such as severe weather conditions, natural disasters, hostilities, social and geopolitical unrest and climate change, among others, can adversely affect our results and prospects.
Severe weather conditions, natural disasters, acts of war, terrorism or other hostilities, social and geopolitical unrest or climate change (or expectations about them) can adversely affect consumer behavior and confidence levels, supply availability and costs and local operations in impacted markets, all of which can affect our results and prospects. Climate change may also increase the frequency and severity of weather-related events and natural disasters. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 regarding these matters.

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
The Company is in the process of a multi-year, comprehensive transformation of its technology and operating model across multiple areas of the business, in an effort to modernize our processes and create efficiencies.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2024	1,442,686	$274.39	1,442,686	$4,962,392,673
May 1-31, 2024	1,346,825	265.78	1,346,825	4,604,429,063
June 1-30, 2024	744,619	257.73	744,619	4,412,516,809
Total	3,534,130	$267.60	3,534,130
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted or terminated a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended June 30, 2024.

Name / Title	Type of Plan	Termination Date	Aggregate Number of Securities to be Sold	Plan Description
Desiree Ralls-Morrison / EVP, Global Chief Legal Officer	Rule 10b5-1 trading plan	June 26, 2024	2,428	Termination of Rule 10b5-1 trading plan[1]
[1] On June 26, 2024, Desiree Ralls-Morrison, Executive Vice President – Global Chief Legal Officer, terminated a Rule 10b5-1 trading plan that was adopted on February 27, 2024 and provided for the sale of up to 2,428 shares of McDonald’s stock until May 31, 2025 or such earlier date on which all shares have been sold. No sales occurred pursuant to this Rule 10b5-1 trading plan.
Other than as disclosed above, no officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.		Description

(3)	Articles of incorporation; bylaws

	(a)	Restated Certificate of Incorporation, effective as of July 29, 2024, filed herewith.

	(b)	By-Laws, amended and restated effective July 25, 2024, incorporated herein by reference from Exhibit 3.2 of Form 8-K (File No. 001-05231), filed July 26, 2024.

(4)	Instruments defining the rights of securities holders, including indentures**

	(a)	Senior Debt Securities Indenture, dated October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, dated October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 (File No. 333-14141), filed October 15, 1996.

(10)	Material contracts

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
Form of 2021 Executive Time-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(v) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2021.*

(o)
Form of 2023 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023.*

(p)
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	August 8, 2024	Ian F. Borden
Executive Vice President and Global Chief Financial Officer