Form 10-Q
period 2024-09-30
MCDONALDS CORP
filed 2024-11-07
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
716,619,686
(Number of shares of common stock
outstanding as of September 30, 2024)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and equivalents	$1,221	$4,579
Accounts and notes receivable	2,460	2,488
Inventories, at cost, not in excess of market	54	53
Prepaid expenses and other current assets	1,176	866
Total current assets	4,912	7,986
Other assets
Investments in and advances to affiliates	2,960	1,080
Goodwill	3,220	3,040
Miscellaneous	5,673	5,618
Total other assets	11,853	9,738
Lease right-of-use asset, net	13,632	13,514
Property and equipment
Property and equipment, at cost	45,178	43,570
Accumulated depreciation and amortization	(19,403)	(18,662)
Net property and equipment	25,775	24,908
Total assets	$56,172	$56,147
Liabilities and shareholders’ equity
Current liabilities
Short-term borrowings and current maturities of long-term debt	$596	$2,192
Accounts payable	944	1,103
Dividend Payable	1,265	—
Lease liability	668	688
Income taxes	786	705
Other taxes	263	268
Accrued interest	433	469
Accrued payroll and other liabilities	1,353	1,434
Total current liabilities	6,308	6,859
Long-term debt	38,990	37,153
Long-term lease liability	13,157	13,058
Long-term income taxes	74	363
Deferred revenues - initial franchise fees	800	790
Other long-term liabilities	855	950
Deferred income taxes	1,166	1,681
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,194	8,893
Retained earnings	64,819	63,480
Accumulated other comprehensive income (loss)	(2,337)	(2,456)
Common stock in treasury, at cost; 944.0 and 937.9 million shares	(76,870)	(74,640)
Total shareholders’ equity (deficit)	(5,177)	(4,707)
Total liabilities and shareholders’ equity (deficit)	$56,172	$56,147
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2024	2023	2024	2023
Revenues
Sales by Company-owned and operated restaurants	$2,656	$2,556	$7,472	$7,267
Revenues from franchised restaurants	4,094	4,047	11,756	11,568
Other revenues	124	89	304	252
Total revenues	6,873	6,692	19,532	19,088
Operating costs and expenses
Company-owned and operated restaurant expenses	2,248	2,135	6,358	6,149
Franchised restaurants-occupancy expenses	646	625	1,902	1,842
Other restaurant expenses	104	68	241	188
Selling, general & administrative expenses
Depreciation and amortization	111	97	311	291
Other	536	584	1,748	1,704
Other operating (income) expense, net	39	(25)	129	68
Total operating costs and expenses	3,685	3,484	10,688	10,243
Operating income	3,188	3,208	8,844	8,845
Interest expense	381	341	1,126	1,001
Nonoperating (income) expense, net	(36)	(56)	(90)	(163)
Income before provision for income taxes	2,843	2,924	7,807	8,007
Provision for income taxes	588	606	1,600	1,577
Net income	$2,255	$2,317	$6,207	$6,430
Earnings per common share-basic	$3.15	$3.19	$8.63	$8.82
Earnings per common share-diluted	$3.13	$3.17	$8.59	$8.76
Dividends declared per common share	$3.44	$1.52	$6.78	$4.56
Weighted-average shares outstanding-basic	716.7	727.2	719.1	729.2
Weighted-average shares outstanding-diluted	720.0	731.6	722.7	733.8
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Net income	$2,255	$2,317	$6,207	$6,430
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	188	(145)	101	(90)
Reclassification of (gain) loss to net income	(6)	—	35	—
Foreign currency translation adjustments-net of tax benefit (expense) of $158, $(98), $36 and $(44)	182	(145)	136	(90)
Cash flow hedges:
Gain (loss) recognized in AOCI	(54)	50	(14)	43
Reclassification of (gain) loss to net income	8	1	7	(12)
Cash flow hedges-net of tax benefit (expense) of $15, $(14), $2 and $(8)	(46)	51	(7)	31
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(11)	4	—	10
Reclassification of (gain) loss to net income	—	—	(10)	(10)
Defined benefit pension plans-net of tax benefit (expense) of $0, $0, $1 and $1	(11)	4	(10)	—
Total other comprehensive income (loss), net of tax	125	(90)	119	(59)
Comprehensive income	$2,380	$2,227	$6,326	$6,371
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Operating activities
Net income	$2,255	$2,317	$6,207	$6,430
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	532	498	1,544	1,481
Deferred income taxes	(137)	(176)	(501)	(415)
Share-based compensation	40	43	128	138
Other	(33)	(106)	(48)	(183)
Changes in working capital items	79	453	(514)	(328)
Cash provided by operations	2,736	3,029	6,816	7,123
Investing activities
Capital expenditures	(794)	(570)	(1,968)	(1,600)
Purchases of restaurant businesses	(433)	(92)	(595)	(304)
Purchases of equity method investments	—	—	(1,837)	—
Sales of restaurant businesses	54	16	156	96
Sales of property	10	14	32	35
Other	(103)	(301)	(392)	(572)
Cash used for investing activities	(1,266)	(933)	(4,604)	(2,345)
Financing activities
Net short-term borrowings (repayments)	474	6	133	(137)
Long-term financing issuances	—	1,996	1,731	3,050
Long-term financing repayments	—	—	(1,785)	(1,377)
Treasury stock purchases	(469)	(1,054)	(2,321)	(2,203)
Common stock dividends	(1,197)	(1,105)	(3,602)	(3,325)
Proceeds from stock option exercises	132	62	253	211
Other	(27)	(42)	(26)	(7)
Cash used for financing activities	(1,087)	(137)	(5,617)	(3,788)
Effect of exchange rates on cash and cash equivalents	46	(89)	47	(77)
Cash and equivalents increase (decrease)	429	1,871	(3,358)	913
Cash and equivalents at beginning of period	792	1,626	4,579	2,584
Cash and equivalents at end of period	$1,221	$3,496	$1,221	$3,496
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2022	1,660.6	$17	$8,547	$59,544	$(298)	$31	$(2,219)	(929.3)	$(71,624)	$(6,003)
Net income				6,430						6,430
Other comprehensive income (loss), net of tax					—	31	(90)			(59)
Comprehensive income										6,371
Common stock cash dividends ($4.56 per share)				(3,325)						(3,325)
Treasury stock purchases								(7.8)	(2,246)	(2,246)
Share-based compensation			138							138
Stock option exercises and other			140					1.8	71	211
Balance at September 30, 2023	1,660.6	$17	$8,825	$62,649	$(298)	$62	$(2,310)	(935.3)	$(73,799)	$(4,855)

For the nine months ended September 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2023	1,660.6	$17	$8,893	$63,480	$(367)	$(6)	$(2,083)	(937.9)	$(74,640)	$(4,707)
Net income				6,207						6,207
Other comprehensive income (loss), net of tax					(10)	(7)	136			119
Comprehensive income										6,326
Common stock cash dividends ($6.78 per share)				(4,867)						(4,867)
Treasury stock purchases								(8.3)	(2,310)	(2,310)
Share-based compensation			128							128
Stock option exercises and other			173					2.3	81	254
Balance at September 30, 2024	1,660.6	$17	$9,194	$64,819	$(377)	$(13)	$(1,947)	(944.0)	$(76,870)	$(5,177)
See Notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2023
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2023	1,660.6	$17	$8,736	$61,437	$(303)	$11	$(2,164)	(931.9)	$(72,733)	$(4,999)
Net income				2,317						2,317
Other comprehensive income (loss), net of tax					4	51	(145)			(90)
Comprehensive income										2,227
Common stock cash dividends ($1.52 per share)				(1,105)						(1,105)
Treasury stock purchases								(3.6)	(1,083)	(1,083)
Share-based compensation			43							43
Stock option exercises and other			46					0.2	16	62
Balance at September 30, 2023	1,660.6	$17	$8,825	$62,649	$(298)	$62	$(2,310)	(935.3)	$(73,799)	$(4,855)

For the quarter ended September 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2024	1,660.6	$17	$9,055	$65,026	$(367)	$33	$(2,129)	(943.3)	$(76,459)	$(4,824)
Net income				2,255						2,255
Other comprehensive income (loss), net of tax					(11)	(46)	182			125
Comprehensive income										2,380
Common stock cash dividends ($3.44 per share)				(2,462)						(2,462)
Treasury stock purchases								(1.6)	(443)	(443)
Share-based compensation			40							40
Stock option exercises and other			100					1.0	33	133
Balance at September 30, 2024	1,660.6	$17	$9,194	$64,819	$(377)	$(13)	$(1,947)	(944.0)	$(76,870)	$(5,177)
See Notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2023 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2024 do not necessarily indicate the results that may be expected for the full year.
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

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2024	2023
Conventional franchised	21,864	21,761
Developmental licensed	9,077	8,450
Foreign affiliated	9,814	8,843
Total Franchised	40,755	39,054
Company-owned and operated	2,064	2,144
Total Systemwide restaurants	42,819	41,198
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying condensed consolidated financial statements.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 3.3 million shares and 4.4 million shares for the quarters ended 2024 and 2023, respectively, and 3.6 million shares and 4.6 million shares for the nine months ended 2024 and 2023, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.0 million shares and 1.2 million shares for the quarters ended 2024 and 2023, respectively, and 2.0 million shares and 2.1 million shares for the nine months ended 2024 and 2023, respectively.

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
The Company incurred $146 million of restructuring charges related to Accelerating the Organization in the nine months ended September 30, 2024. These charges were recorded in the Other operating (income) expense, net line within the consolidated statement of income, and primarily recorded within the Corporate segment. For the period presented, restructuring charges primarily consisted of professional services costs. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2024
Accrued Balance at Beginning of Year	$41	$11	$7	$59
Restructuring Costs Incurred	—	—	44	44
Cash Payments	(14)	(5)	(44)	(63)
Other Non-Cash Items	—	—	(1)	(1)
Accrued Balance at March 31, 2024	$27	$6	$6	$39
Restructuring Costs Incurred	(1)	—	58	57
Cash Payments	(5)	(1)	(50)	(56)
Other Non-Cash Items	—	—	—	—
Accrued Balance at June 30, 2024	$21	$5	$14	$40
Restructuring Costs Incurred	(1)	—	47	46
Cash Payments	(3)	(1)	(41)	(45)
Other Non-Cash Items	—	—	1	1
Accrued Balance at September 30, 2024	$17	$4	$21	$42
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

Equity Method Investments
The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records its proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company records its proportionate share of net income or loss within the Other operating (income) expense, net line on the consolidated statement of income. The carrying value of the investments are recorded within the Investments in and advances to affiliates line on the consolidated balance sheet.
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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	September 30, 2024			December 31, 2023
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,140	20%	N/A	$238
McDonald's Japan Holdings Co., Ltd	35%	$2,236	$630	35%	$2,034	$597
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
As of September 30, 2024, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.4 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the nine months ended September 30, 2024 and September 30, 2023, respectively.

	Nine Months Ended September 30,
In Millions	2024	2023
Revenue	$402	$364
Equity in Earnings	$107	$84
Accounts Receivable	$125	$114
Dividends Received	$13	$14

Income Taxes
The effective income tax rate was 20.7% and 20.7% for the quarters ended 2024 and 2023, respectively, and 20.5% and 19.7% for the nine months ended 2024 and 2023, respectively.

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
At September 30, 2024, the fair value of the Company’s debt obligations was estimated at $38.8 billion, compared to a carrying amount of $39.6 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the condensed consolidated balance sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2024	December 31, 2023	Balance Sheet Classification	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$4	$9	Accrued payroll and other liabilities	$(79)	$(37)
Interest rate	Prepaid expenses and other current assets	$4	$4	Accrued payroll and other liabilities	$—	$(4)
Foreign currency	Miscellaneous other assets	$—	$2	Other long-term liabilities	$(42)	$(14)
Interest rate	Miscellaneous other assets	$—	$—	Other long-term liabilities	$(39)	$(58)
Total derivatives designated as hedging instruments		$8	$15		$(160)	$(113)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$141	$—	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	$—	$6	Accrued payroll and other liabilities	$(6)	$(5)
Equity	Miscellaneous other assets	$—	$189
Total derivatives not designated as hedging instruments		$141	$195		$(6)	$(5)
Total derivatives		$149	$210		$(166)	$(118)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2024 and 2023, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2024	2023	2024	2023	2024	2023
Foreign currency	Nonoperating income/expense	$(25)	$33	$(10)	$15
Interest rate	Interest expense	$7	$22	$1	$1
Cash flow hedges		$(18)	$55	$(9)	$16

Foreign currency denominated debt	Nonoperating income/expense	$(133)	$157
Foreign currency derivatives	Nonoperating income/expense	$(18)	$65
Foreign currency derivatives(1)	Interest expense					$32	$18
Net investment hedges		$(151)	$222			$32	$18

Foreign currency	Nonoperating income/expense					$(10)	$7
Equity	Selling, general & administrative expenses					$(2)	$5
Undesignated derivatives						$(12)	$12
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At September 30, 2024, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $795 million, which included a decrease of $39 million of cumulative hedging adjustments. For the nine months ended September 30, 2024, the Company recognized a $22 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2024, the Company had derivatives outstanding with an equivalent notional amount of $2.2 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of September 30, 2024, the Company had derivatives outstanding with a notional amount of $500 million that hedge a portion of forecasted cash flows.
Based on market conditions at September 30, 2024, the $12 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2024, $14.3 billion of the Company's third-party foreign currency denominated debt, $560 million of the Company's intercompany foreign currency denominated debt and $1.8 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2024 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2024, the Company was required to post $122 million of collateral due to the negative fair value of certain derivative positions. The Company's counterparties were not required to post collateral on any derivative position, other than on certain hedges of the Company’s supplemental benefit plan liabilities where the counterparties were required to post collateral on their liability positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023

Rents	$2,609	$2,570	$7,512	$7,348
Royalties	1,463	1,462	4,191	4,175
Initial fees	22	16	53	45
Revenues from franchised restaurants	$4,094	$4,047	$11,756	$11,568

Segment Information
The Company operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company's largest market. The segment is 95% franchised as of September 30, 2024.
•International Operated Markets - comprised of markets or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of September 30, 2024.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan. Corporate activities are also reported in this segment. The segment is 99% franchised as of September 30, 2024.
The following table presents the Company’s revenues and operating income by segment:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2024	2023	2024	2023
Revenues
U.S.	$2,739	$2,704	$7,997	$7,893
International Operated Markets	3,309	3,300	9,443	9,251
International Developmental Licensed Markets & Corporate	825	688	2,092	1,944
Total revenues	$6,873	$6,692	$19,532	$19,088
Operating Income
U.S.	$1,493	$1,478	$4,400	$4,268
International Operated Markets	1,602	1,585	4,459	4,295
International Developmental Licensed Markets & Corporate	93	146	(15)	282
Total operating income	$3,188	$3,208	$8,844	$8,845
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
Overview
The Company franchises and owns and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 42,819 McDonald's restaurants at September 30, 2024, approximately 95% were franchised.
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
While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets (primarily China and Japan) within the International Developmental Licensed Markets & Corporate segment, as well as a limited number of individual restaurants within the International Operated Markets segment where the Company also has an equity investment and records its share of net results in equity in earnings of unconsolidated affiliates.

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
Through its size and scale, the Company embraces and prioritizes its role in and commitment to the communities in which it operates through its purpose to feed and foster communities, and its mission to make delicious feel-good moments easy for everyone. The Company is guided by five core values that define who it is and how it runs its business across the three-legged stool of McDonald's franchisees, suppliers and employees:
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
Growth Pillars
The following growth pillars, M-C-D, build on historic strengths and articulate areas of further opportunity. Under our Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of our brand, food and purpose. The Company continues to build relevance with customers through emotional connections and world class creative, which are central to the brand’s “Feel-Good Marketing” approach. This is exemplified by campaigns that elevate the entire brand and continue to be scaled around the globe to connect with customers in authentic and relatable ways. Another way McDonald’s connects with its customers is through personalized value and digital offers available in our mobile app. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as providing delicious and affordable menu options remains a cornerstone of the McDonald’s brand. This includes everyday low-price options on our menu along with limited-time deals for our customers.
•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products that are beloved by customers around the world such as our World Famous Fries, Big Mac, Quarter Pounder and Chicken McNuggets, which are some of our seventeen unique billion-dollar brands. Building on its foundational strength with burgers, the Company will continue to evolve and innovate its longest-standing menu item with plans to implement “Best Burger”; a series of operational and formulation changes designed to deliver hotter, juicier, tastier burgers to nearly all markets by the end of 2026. Further, the Company is focused on continuing to gain share in the rapidly growing chicken category, as we continue to aggressively expand our chicken brands. This includes plans to offer the McCrispy sandwich in nearly all markets by the end of 2025 and to extend the McCrispy brand into strips and wraps in several markets. These planned innovations and new menu offerings reflect the Company’s ability to meet evolving customer preferences. The Company also continues to see a significant opportunity with coffee, demonstrated by markets leveraging the McCafé brand, customer experience, value and quality to drive long-term growth.
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
◦Delivery: The Company offers delivery from over 36,000 restaurants across approximately 100 markets, representing over 85% of McDonald’s restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is currently available in five of the Company’s top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.
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
◦Restaurant Development: The Company will continue to accelerate the pace of restaurant openings to attempt to fully capture the demand being driven through our Strategy in many of our largest markets. In 2024, the Company plans to open more than 2,100 new restaurants across the globe, which will contribute to nearly 4% new unit growth (net of closures). Further, the Company continues to build on its industry-leading development progress by targeting expansion to 50,000 restaurants by the end of 2027, which would make it the fastest period of restaurant unit growth in Company history.
Foundation and Platforms
Foundational to our Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with a relentless focus on running great restaurants, empowering its people and continuing to modernize our ways of working. Further, as part of the Company's plans for long term growth and solidifying McDonald’s leadership position, the Company will continue to develop and implement three technology-enabled platforms designed to build our competitive advantages, cement our place in culture and stay one step ahead of our customers' expectations. Together, our foundation and platforms will extend the Company’s leadership position and unlock new growth opportunities and efficiencies for our business over the long-term.
Our platforms are:
•Consumer: The Company is building one of the world’s largest consumer platforms to fuel engagement, which will bring together the best of our brand and utilize our physical and digital competitive advantages. The consumer platform will enable the Company to accelerate growth in our loyalty program and drive valuable loyalty customers to visit more frequently.
•Restaurant: The Company is building the easiest and most efficient restaurant operating platform which enables franchisees to run restaurants more efficiently and utilize the latest cloud-based technology to make it easier for restaurant crew to deliver exceptional customer service. The Company intends to deploy new, universal software that all McDonald’s restaurants will run on, enabling restaurants to roll out innovation even faster, with less complexity and more stability; and customers will enjoy a more familiar, consistent experience.

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
The Company believes our Strategy builds on our inherent strengths by harnessing the Company's competitive advantages while leveraging its size, scale, agility and the power of the McDonald's brand to adapt and adjust to meet customer demands in varying economic environments, including the current industry-wide challenges associated with more discerning consumer spending. Our Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars, further developing our three platforms and driving long-term growth, including both guest count-led and industry market share growth.

Third Quarter and Nine Months 2024 Financial Performance
Global comparable sales decreased 1.5% for the quarter and decreased 0.2% for the nine months.
•U.S. comparable sales increased 0.3% for the quarter and 0.7% for the nine months. Comparable sales results for both periods reflect average check growth, partly offset by slightly negative comparable guest counts for the quarter and negative comparable guest counts for the nine months. Effective value and marketing campaigns featuring the core menu, successful restaurant level execution and continued digital and delivery growth contributed to slightly positive comparable sales results for both periods.
•International Operated Markets segment comparable sales decreased 2.1% for the quarter and 0.3% for the nine months. Segment performance for the quarter was impacted by negative comparable sales across a number of markets, driven by France and the U.K. For the nine months, segment performance was driven by negative comparable sales across a number of markets, led by France.
•International Developmental Licensed Markets segment comparable sales decreased 3.5% for the quarter and 1.7% for the nine months. The continued impact of the war in the Middle East and negative comparable sales in China more than offset positive comparable sales in Latin America, for both periods.
In addition to the comparable sales results, the Company had the following financial results for the quarter and nine months:
•Consolidated revenues increased 3% (2% in constant currencies) for the quarter and increased 2% (2% in constant currencies) for the nine months.
•Systemwide sales were flat (flat in constant currencies) for the quarter and increased 1% (1% in constant currencies) for the nine months.
•Consolidated operating income decreased 1% (1% in constant currencies) for the quarter and was flat (flat in constant currencies) for the nine months. Excluding current and prior year charges detailed in the Operating Income and Operating Margin section on page 29 of this report, consolidated operating income increased 2% (1% in constant currencies) for the quarter and increased 1% (1% in constant currencies) for the nine months.
•Diluted earnings per share was $3.13 for the quarter, a decrease of 1% (1% in constant currencies) and $8.59 for the nine months, a decrease of 2% (1% in constant currencies). Excluding current and prior year charges detailed in the Net Income and Diluted Earnings Per Share section on page 23 of this report, diluted earnings per share for the quarter was $3.23, an increase of 1% (1% in constant currencies) and $8.89, a decrease of 1% (1% in constant currencies) for the nine months.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended September 30,	2024	2023	Inc/(Dec)
Revenues
Sales by Company-owned and operated restaurants	$2,656	$2,556	4%
Revenues from franchised restaurants	4,094	4,047	1
Other revenues	124	89	39
Total revenues	6,873	6,692	3
Operating costs and expenses
Company-owned and operated restaurant expenses	2,248	2,135	5
Franchised restaurants-occupancy expenses	646	625	3
Other restaurant expenses	104	68	53
Selling, general & administrative expenses
Depreciation and amortization	111	97	15
Other	536	584	(8)
Other operating (income) expense, net	39	(25)	n/m
Total operating costs and expenses	3,685	3,484	6
Operating income	3,188	3,208	(1)
Interest expense	381	341	12
Nonoperating (income) expense, net	(36)	(56)	(36)
Income before provision for income taxes	2,843	2,924	(3)
Provision for income taxes	588	606	(3)
Net income	$2,255	$2,317	(3)%
Earnings per common share-basic	$3.15	$3.19	(1)%
Earnings per common share-diluted	$3.13	$3.17	(1)%

Nine Months Ended September 30,	2024	2023	Inc/(Dec)
Revenues
Sales by Company-owned and operated restaurants	$7,472	$7,267	3%
Revenues from franchised restaurants	11,756	11,568	2
Other revenues	304	252	21
Total revenues	19,532	19,088	2
Operating costs and expenses
Company-owned and operated restaurant expenses	6,358	6,149	3
Franchised restaurants-occupancy expenses	1,902	1,842	3
Other restaurant expenses	241	188	28
Selling, general & administrative expenses
Depreciation and amortization	311	291	7
Other	1,748	1,704	3
Other operating (income) expense, net	129	68	90
Total operating costs and expenses	10,688	10,243	4
Operating income	8,844	8,845	—
Interest expense	1,126	1,001	13
Nonoperating (income) expense, net	(90)	(163)	(45)
Income before provision for income taxes	7,807	8,007	(2)
Provision for income taxes	1,600	1,577	1
Net income	$6,207	$6,430	(3)%
Earnings per common share-basic	$8.63	$8.82	(2)%
Earnings per common share-diluted	$8.59	$8.76	(2)%
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
Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the strengthening of the Euro and British Pound. Results for the nine months primarily reflected the weakening of most major currencies against the U.S. Dollar, partly offset by the strengthening of the British Pound and the Euro.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2024	2023	2024
Revenues	$6,873	$6,692	$15
Company-owned and operated margins	407	421	(1)
Franchised margins	3,447	3,422	9
Selling, general & administrative expenses	647	680	(1)
Operating income	3,188	3,208	7
Net income	2,255	2,317	(3)
Earnings per share-diluted	$3.13	$3.17	$(0.01)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2024	2023	2024
Revenues	$19,532	$19,088	$(22)
Company-owned and operated margins	1,114	1,118	(5)
Franchised margins	9,855	9,726	(9)
Selling, general & administrative expenses	2,059	1,996	(1)
Operating income	8,844	8,845	(17)
Net income	6,207	6,430	(27)
Earnings per share-diluted	$8.59	$8.76	$(0.04)

Net Income and Diluted Earnings per Share
For the quarter, net income decreased 3% (3% in constant currencies) to $2,255 million, and diluted earnings per share decreased 1% (1% in constant currencies) to $3.13. Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.
For the nine months, net income decreased 3% (3% in constant currencies) to $6,207 million, and diluted earnings per share decreased 2% (1% in constant currencies) to $8.59. Foreign currency translation had a negative impact of $0.04 on diluted earnings per share.
Results for 2024 included the following:
•Net pre-tax charges of $52 million, or $0.05 per share, for the quarter and $142 million, or $0.15 per share, for the nine months primarily consisted of transaction costs and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel
•Pre-tax charges of $46 million, or $0.05 per share, for the quarter and $146 million, or $0.15 per share, for the nine months related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
Results for 2023 included the following:
•Pre-tax charges of $26 million, or $0.02 per share, for the quarter and $224 million, or $0.23 per share, for the nine months related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization
Excluding the above items, lower Selling, general, and administrative expenses and higher Franchised margins drove positive operating income performance for the quarter. Results for the nine months reflected positive operating income performance driven primarily by higher sales-driven Franchised margins, partly offset by higher Selling, general, and administrative expenses. Results for both periods reflected higher interest expense.
During the quarter, the Company paid a dividend of $1.67 per share, or $1.2 billion, bringing total dividends paid for the nine months to $3.6 billion. Additionally, during the quarter, the Company repurchased 1.7 million shares of stock for $444 million, bringing total purchases for the nine months to 8.3 million shares, or $2.3 billion. In September 2024, the Company declared a 6% increase in its quarterly cash dividend to $1.77 per share, payable on December 16, 2024.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended September 30,
	Net Income				Earnings per share - diluted
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,255	$2,317	(3)%	(3)%	$3.13	$3.17	(1)%	(1)%
(Gains)/Charges	67	20			0.10	0.02
Non-GAAP	$2,322	$2,337	(1)%	(1)%	$3.23	$3.19	1%	1%

	Nine Months Ended September 30,
	Net Income				Earnings per share - diluted
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$6,207	$6,430	(3)%	(3)%	$8.59	$8.76	(2)%	(1)%
(Gains)/Charges	218	168			0.30	0.23
Non-GAAP	$6,425	$6,598	(3)%	(2)%	$8.89	$8.99	(1)%	(1)%
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

Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at September 30, 2024. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. In the quarter and nine months, the Company provided an immaterial amount of assistance, including royalty relief and/or deferral of cash collection for certain franchisees impacted by the war in the Middle East in the International Developmental Licensed Markets & Corporate segment. This assistance may continue as long as the war continues.

REVENUES
Dollars in millions
Quarters Ended September 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-owned and operated sales
U.S.	$822	$817	1%	1%
International Operated Markets	1,485	1,520	(2)	(3)
International Developmental Licensed Markets & Corporate	349	219	59	62
Total	$2,656	$2,556	4%	4%
Franchised revenues
U.S.	$1,851	$1,840	1%	1%
International Operated Markets	1,781	1,738	2	1
International Developmental Licensed Markets & Corporate	461	468	(2)	1
Total	$4,094	$4,047	1%	1%
Total Company-owned and operated sales and Franchised revenues
U.S.	$2,673	$2,657	1%	1%
International Operated Markets	3,266	3,258	—	(1)
International Developmental Licensed Markets & Corporate	810	687	18	20
Total	$6,750	$6,603	2%	2%

Total Other revenues	$124	$89	39%	38%

Total Revenues	$6,873	$6,692	3%	2%

Nine Months Ended September 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Company-owned and operated sales
U.S.	$2,417	$2,401	1%	1%
International Operated Markets	4,278	4,252	1	1
International Developmental Licensed Markets & Corporate	777	614	26	30
Total	$7,472	$7,267	3%	3%
Franchised revenues
U.S.	$5,417	$5,350	1%	1%
International Operated Markets	5,039	4,889	3	2
International Developmental Licensed Markets & Corporate	1,300	1,329	(2)	1
Total	$11,756	$11,568	2%	2%
Total Company-owned and operated sales and Franchised revenues
U.S.	$7,834	$7,751	1%	1%
International Operated Markets	9,317	9,141	2	2
International Developmental Licensed Markets & Corporate	2,077	1,943	7	10
Total	$19,228	$18,835	2%	2%

Total Other revenues	$304	$252	21%	20%

Total Revenues	$19,532	$19,088	2%	2%
•Total Company-owned and operated sales and franchised revenues increased 2% (2% in constant currencies) for the quarter and increased 2% (2% in constant currencies) for the nine months, with both periods benefiting from sales performance in the U.S.

and International Operated Markets segment. Revenue growth in the International Developmental Licensed Markets & Corporate segment is primarily due to the acquisition of McDonald's business in Israel, partly offset by the continued impact of the war in the Middle East, which began in October 2023.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2024 and 2023:

	Increase/(Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	0.3%	8.1%	0.7%	10.3%
International Operated Markets	(2.1)	8.3	(0.3)	10.9
International Developmental Licensed Markets	(3.5)	10.5	(1.7)	12.3
Total	(1.5)%	8.8%	(0.2)%	11.0%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2024:

SYSTEMWIDE SALES*
	Quarter Ended September 30, 2024		Nine Months Ended September 30, 2024
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	1%	1%	1%	1%
International Operated Markets	1	—	2	1
International Developmental Licensed Markets	(2)	—	(2)	2
Total	—%	—%	1%	1%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and nine months ended September 30, 2024 and 2023:

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$12,893	$12,794	1%	1%
International Operated Markets	10,334	10,181	1	—
International Developmental Licensed Markets	8,106	8,387	(3)	(1)
Total	$31,333	$31,362	—%	—%

Ownership type
Conventional franchised	$23,088	$22,852	1%	—%
Developmental licensed	5,005	5,382	(7)	(4)
Foreign affiliated	3,240	3,128	4	4
Total	$31,333	$31,362	—%	—%

Nine Months Ended September 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$37,743	$37,325	1%	1%
International Operated Markets	29,225	28,564	2	2
International Developmental Licensed Markets	23,361	23,917	(2)	1
Total	$90,330	$89,806	1%	1%

Ownership type
Conventional franchised	$66,636	$65,610	2%	2%
Developmental licensed	14,513	15,171	(4)	(4)
Foreign affiliated	9,181	9,025	2	2
Total	$90,330	$89,806	1%	1%

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

RESTAURANT MARGINS
Dollars in millions
	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2024	2023
Franchised
U.S.	$1,525	$1,518	—%	—%
International Operated Markets	1,463	1,440	2	—
International Developmental Licensed Markets & Corporate	459	464	(1)	1
Total	$3,447	$3,422	1%	—%
Company-owned and operated
U.S.	$105	$122	(14)%	(14)%
International Operated Markets	258	286	(10)	(10)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$407	$421	(3)%	(3)%
Total restaurant margins
U.S.	$1,631	$1,640	(1)%	(1)%
International Operated Markets	1,722	1,726	—	(1)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,855	$3,843	—%	—%

	Amount		Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2024	2023
Franchised
U.S.	$4,444	$4,390	1%	1%
International Operated Markets	4,120	4,021	2	2
International Developmental Licensed Markets & Corporate	1,290	1,315	(2)	1
Total	$9,855	$9,726	1%	1%
Company-owned and operated
U.S.	$328	$356	(8)%	(8)%
International Operated Markets	711	741	(4)	(4)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$1,114	$1,118	—%	—%
Total restaurant margins
U.S.	$4,773	$4,745	1%	1%
International Operated Markets	4,831	4,762	1	1
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$10,969	$10,844	1%	1%
n/m Not meaningful
•Franchised margins in the U.S. and International Operated Markets segment reflected sales-driven growth for both periods. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-owned and operated margins reflected positive sales performance in the U.S. and negative sales performance in the International Operated Markets segment for the quarter while the nine months benefited from positive sales performance for these two segments. The U.S. and the International Operated Markets segment were impacted by ongoing inflationary cost pressures for both periods.

•Total restaurant margins included depreciation and amortization expense of $420 million and $1.2 billion for the quarter and nine months, respectively.
Selling, General & Administrative Expenses
•Selling, general and administrative expenses decreased $33 million, or 5% (5% in constant currencies), for the quarter and increased $63 million, or 3% (3% in constant currencies), for the nine months. Results for the quarter primarily reflected lower incentive-based compensation, while the nine months primarily reflected investments in digital and technology, including transformation efforts, related to Accelerating the Organization and costs related to the 2024 Worldwide Owner/Operator convention, partly offset by lower incentive-based compensation.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.1% for both the nine months ended 2024 and 2023.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Gains on sales of restaurant businesses	$(9)	$(8)	$(22)	$(46)
Equity in earnings of unconsolidated affiliates	(52)	(50)	(143)	(122)
Asset dispositions and other (income) expense, net	2	7	7	12
Impairment and other charges (gains), net	98	26	287	224
Total	$39	$(25)	$129	$68
•Gains on sales of restaurant businesses decreased for the nine months, primarily due to fewer sales of restaurants in the International Operated Markets segment and in the U.S.
•Equity in earnings of unconsolidated affiliates for the nine months reflected higher equity in earnings in China as a result of the Company's increased ownership in Grand Foods Holding when compared to the same period in 2023 as well as improved operating performance in Japan.
•Impairment and other charges (gains), net reflected net pre-tax charges of $52 million and $142 million for the quarter and nine months, respectively, primarily consisting of transaction costs and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel and pre-tax charges of $46 million and $146 million for the quarter and nine months, respectively, related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization).
Results for the quarter and nine months 2023 reflected $26 million and $224 million, respectively, of pre-tax charges related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended September 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,493	$1,478	1%	1%
International Operated Markets	1,602	1,585	1	—
International Developmental Licensed Markets & Corporate	93	146	(36)	(29)
Total	$3,188	$3,208	(1)%	(1)%

Nine Months Ended September 30,	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$4,400	$4,268	3%	3%
International Operated Markets	4,459	4,295	4	3
International Developmental Licensed Markets & Corporate	(15)	282	n/m	(92)
Total	$8,844	$8,845	—%	—%

Operating margin	45.3%	46.3%

•Operating income decreased $20 million, or 1% (1% in constant currencies), for the quarter and decreased $1 million, or was flat (flat in constant currencies), for the nine months. Results reflected net pre-tax charges of $52 million and $142 million for the quarter and nine months, respectively, primarily consisting of transaction costs and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel and pre-tax restructuring charges of $46 million and $146 million for the quarter and nine months, respectively, related to Accelerating the Organization.
Results for the quarter and nine months 2023 reflected $26 million and $224 million, respectively, of pre-tax charges related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended September 30,				Nine Months Ended September 30,
	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2024	2023	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$3,188	$3,208	(1)%	(1)%	$8,844	$8,845	—%	—%
(Gains)/Charges	98	26			287	224
Non-GAAP operating income	$3,286	$3,234	2%	1%	$9,131	$9,069	1%	1%

Non-GAAP operating margin					46.7%	47.5%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 28 for details of the charges in this table.

•Excluding the current and prior year charges shown in the table above, operating income increased 2% (1% in constant currencies) for the quarter and increased 1% (1% in constant currencies) for the nine months. Results for the nine months reflected positive operating results in the U.S. and International Operated Markets segment primarily due to sales-driven growth in Franchised margins, partly offset by higher Selling, general and administrative expenses in the International Developmental Licensed Markets & Corporate segment.
•Operating margin is defined as operating income as a percent of total revenues. The contributions to operating margin differ by segment due to each segment's ownership structure, primarily due to the relative percentage of franchised versus Company-owned and operated restaurants. Additionally, temporary restaurant closures, which vary by segment, impact the contribution of each segment to the consolidated operating margin.
The decrease in non-GAAP operating margin was primarily due to ongoing inflationary cost pressures as well as investments in Selling, general and administrative expenses.

Interest Expense
•Interest expense increased 12% (12% in constant currencies) for the quarter and 13% (12% in constant currencies) for the nine months. Results for both periods reflected higher average debt balances as well as higher average interest rates.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income	$(18)	$(47)	$(85)	$(122)
Foreign currency and hedging activity	10	1	16	(19)
Other (income) expense, net	(27)	(9)	(21)	(22)
Total	$(36)	$(56)	$(90)	$(163)
•Interest income for both periods decreased due to lower average cash balances.
Income Taxes
•The effective income tax rate was 20.7% and 20.7% for the quarters ended 2024 and 2023, respectively, and 20.5% and 19.7% for the nine months ended 2024 and 2023, respectively.
Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $6.8 billion and exceeded capital expenditures by $4.8 billion for the nine months 2024. Cash provided by operations was slightly down compared with the nine months 2023, in line with operating results.
Cash used for investing activities totaled $4.6 billion for the nine months 2024, an increase of $2.3 billion compared with the nine months 2023. The increase was primarily due to the Company's increased ownership stake in McDonald's China business and the acquisition of McDonald's business in Israel.
Cash used for financing activities totaled $5.6 billion for the nine months 2024, an increase of $1.8 billion compared with the nine months 2023. The increase was primarily due to lower issuances and higher net repayments of long term financing arrangements in the current year.

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
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2024 to increase approximately 11% driven primarily by higher average interest rates and a higher average debt balance.
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

Cautionary Statement Regarding Forward-Looking Statements
The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident,” “commit,” “enable” and “potential” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the dates the statements are made. Except as required by law, we do not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.
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
Food safety concerns have had and may in the future have an adverse effect on our business. Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future, including in the supply chain, restaurants or delivery. Food safety is a top priority, and we dedicate substantial resources aimed at ensuring that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, occur within the food industry and our System from time to time and could occur in the future. For example, in October 2024, certain U.S. regulatory agencies announced that they were investigating a multistate outbreak of E. coli impacting our System. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand, reputation and financial results.
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

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2024	874,297	$254.87	874,297	$4,189,689,137
August 1-31, 2024	293,752	270.52	293,752	4,110,224,323
September 1-30, 2024	485,199	291.20	485,199	3,968,932,958
Total	1,653,248	$268.31	1,653,248
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted or terminated a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended September 30, 2024.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Joseph Erlinger / President, McDonald’s USA	Rule 10b5-1 trading plan	August 28, 2024	December 23, 2025	16,484[1]	Sale of shares
Desiree Ralls-Morrison, Executive Vice President – Global Chief Legal Officer	Rule 10b5-1 trading plan	August 29, 2024	December 31, 2024	6,817	Sale of shares
[1] Represents the maximum number of shares that are eligible to vest pursuant to Mr. Erlinger’s 2022 performance-based restricted stock unit award. The actual number of shares that will vest and be sold pursuant to the trading plan will depend upon the Company’s performance against the applicable performance targets.
Other than as disclosed above, no officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit No.		Description

(3)	Articles of incorporation; bylaws

	(a)	Restated Certificate of Incorporation, effective July 29, 2024, incorporated herein by reference from Exhibit 3(a) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2024.

	(b)	By-Laws, amended and restated effective July 25, 2024, incorporated herein by reference from Exhibit 3.2 of Form 8-K (File No. 001-05231), filed July 26, 2024.

(4)	Instruments defining the rights of securities holders, including indentures**

	(a)	Senior Debt Securities Indenture, dated October 19, 1996, incorporated herein by reference from Exhibit (4)(a) of Form S-3 Registration Statement (File No. 333-14141), filed October 15, 1996.

	(b)	Subordinated Debt Securities Indenture, dated October 18, 1996, incorporated herein by reference from Exhibit (4)(b) of Form S-3 (File No. 333-14141), filed October 15, 1996.

(10)	Material contracts

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
Form of 2023 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023.*

(o)
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	November 7, 2024	Ian F. Borden
Executive Vice President and Global Chief Financial Officer