Form 10-K
period 2024-12-31
MCDONALDS CORP
filed 2025-02-25
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 28, 2024: 182,778,968,633.
The number of shares outstanding of the registrant’s common stock as of January 31, 2025: 714,461,139.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2025 definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

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

FORWARD-LOOKING STATEMENTS

The information in this Form 10-K contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this Form 10-K not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “aim,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident”, “commit,” “enable,” “potential” and “trajectory” or similar expressions. In particular, statements regarding the Company's plans, strategies, prospects and expectations regarding its business and industry, as well as environmental and social impact initiatives and similar commitments, are forward-looking statements. They reflect expectations, are not guarantees of performance and speak only as of the dates the statements are made. These forward-looking statements involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from those in the forward-looking statements include those reflected in the Risk Factors section on page 28 of this Form 10-K and elsewhere in the Company's filings with the SEC. Except as required by law, the Company does not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.

ABOUT McDONALD'S

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers are referred to herein as the "System."
BUSINESS SUMMARY
GENERAL
For the year ended December 31, 2024, there were no material changes to the Company's corporate structure or in its method of conducting business. Refer to the Segment and Geographic Information section on page 52 of this Form 10-K for additional information.
DESCRIPTION OF THE BUSINESS
The Company franchises and owns and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 43,477 McDonald's restaurants at year-end 2024, approximately 95% were franchised.
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, there is the International Developmental Licensed Markets & Corporate segment, which includes the results of over 75 countries as well as Corporate activities.
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
Directly operating McDonald’s restaurants contributes significantly to the Company's ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from Company-owned and operated restaurants allows McDonald’s to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, the Company is able to further develop and refine operating standards, marketing concepts and product and pricing strategies.
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

McDonald's Corporation 2024 Annual Report 3

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
Developmental License or Affiliate
Under a developmental license or affiliate arrangement, licensees are responsible for operating and managing their businesses, providing capital (including the real estate interest) and developing and opening new restaurants. The Company generally does not invest any restaurant capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.
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
HUMAN CAPITAL MANAGEMENT
The Company’s people strategies aim to support an inclusive environment that represents the communities in which it operates. To do this, the Company offers quality training and learning opportunities and upholds high standards of health and safety designed to create and maintain a safe and respectful workplace for its employees. In support of the Company’s values, the Company’s annual incentive plan holds the Chief Executive Officer ("CEO") and Executive Officers accountable for efforts that drive employee engagement and our values.
You can find more information about the Company's human capital management and related initiatives in our 2023-2024 Purpose & Impact Report and on the “Our Purpose & Impact” section of the Company’s website.
People
Company employees, which include those in the Company's corporate and other offices as well as in Company-owned and operated restaurants, totaled over 150,000 worldwide as of year-end 2024, of which approximately 70% were based outside of the U.S. In addition to Company employees, the over two million individuals who work in McDonald's franchised restaurants around the world are critical to the Company’s success, enabling it to drive long-term value creation and further its purpose and mission. People are at the cornerstone of the Company's business and an essential part of the System.
Commitment to Inclusion
Inclusion is one of the Company’s core values, which it strives to integrate into business operations to deliver an inclusive experience for stakeholders—including employees, franchisees, suppliers, customers and the communities in which the Company operates.
Grounded in the Company's values, the Company believes in treating everyone with dignity, fairness and respect, always. There are four guiding principles the Company applies to evaluate its work: (i) our system thrives when we are shaped by the communities in which we operate, (ii) our early and full adoption of inclusion gives us a competitive advantage, (iii) individuals perform their best when they feel they belong and (iv) our priority is to be a responsible business, acting lawfully and being responsive to the business environment.
Safe & Respectful Workplaces
The Company believes that it has a responsibility to help protect the health and safety of anyone who works at or enters a McDonald’s restaurant, a concept that is incorporated into Company policies, codes of conduct and guiding principles. The Company is committed to promoting safety in all of the Company’s corporate and other offices and Company-owned and operated restaurants, as well as supporting franchisees to do the same in the restaurants they own and operate. The Company also works to foster respectful workplaces, where people can be themselves without fear of harassment, discrimination, retaliation or violence, and to help its franchisees do the same in their workplaces.

McDonald's Corporation 2024 Annual Report 4

The Company's Global Brand Standards (which apply to all McDonald’s restaurants, whether Company-owned and operated or franchised) prioritize action in four key areas: protecting employee health and safety, preventing workplace violence, preventing harassment, discrimination and retaliation, and listening through restaurant employee feedback.
The Company's existing procedures include several ways that an individual can report an incident or raise a concern. The Company requires all restaurants to maintain their own reporting process. In addition, the Global Business Integrity Line is available to anyone and allows for concerns to be reported anonymously.
The Company also strives to weave human rights into its day-to-day practices, helping fulfill its commitment to respect the rights of all people and communities who produce, serve, and enjoy McDonald’s food. The Company’s commitment to respect human rights is set out in its Human Rights Policy and is in line with the United Nations Guiding Principles on Business and Human Rights (UNGPs). In addition to the Human Rights Policy, the Company has standards, principles and policies to reinforce a culture of integrity and respect, forming the foundation of its efforts to feed and foster communities worldwide. As part of its efforts to promote respect for human rights through its standards, the Company has specifically set policies and guidance to help address and protect populations that may be most vulnerable to human rights violations. For example, the Company’s Responsible and Ethical Recruitment Principles outline standards to prevent the exploitation of migrant workers and ensure responsible recruitment for this population at all McDonald’s restaurants. Additional information about the Company’s human rights approach and focus areas, as well as related policies and standards, can be found on the "Human Rights" section of the Company's website.
Compensation, Benefits, and Talent Development
The compensation and benefits provided to Company employees, including both corporate staff and Company-owned and operated restaurant employees, are established based upon competitive considerations in the relevant labor market. The amount and type of compensation varies by an employee's level and location, and typically includes some combination of the following (in addition to base pay): cash bonuses, stock-based awards, retirement savings programs, and health and welfare benefits. Company employees may also receive paid time off, family care resources, tuition assistance and flexible work schedules.
In 2021, the Company publicly communicated its ongoing commitment to equal pay, which is supported by an annual pay gap analysis that aims to ensure equitable pay practices are consistently implemented and executed across the Company.
Results of the 2024 pay gap analysis demonstrated our commitment by showing that women globally in Company-owned and operated markets were paid 99.93 cents on the dollar in base pay on average of what men were paid for similar work. Further, there was no base pay gap disfavoring underrepresented groups in the U.S. These results indicate the Company substantially attained equal pay, and in 2025 intends to continue its commitment to close pay gaps identified in annual equal pay analyses.
The Company follows Global Pay Principles to ensure that fair pay practices are understood and consistently implemented for all Company employees; these principles enforce its understanding that pay should be competitive, non-discriminatory, performance-based, understandable, and compliant with all applicable legal and regulatory requirements and standards.
Additionally, the Company has a long-standing commitment to providing training, education benefits and career path opportunities that empower its people. Learning and development is a competitive advantage to McDonald’s and a true differentiator to its employee value proposition. McDonald’s Hamburger University has multiple learning centers around the world, as well as online resources, that provide training for Company employees, as well as franchisees and their eligible employees. The Company is committed to providing opportunities for people to enhance their skills and fulfill their potential through talent development programs, apprenticeship opportunities, and language and technical skill training and support for continuing education, as it believes this helps to facilitate talent attraction, career development, and retention.
Communities
The Company aims to build strong and inclusive connections that deliver on the needs of the communities McDonald’s serves, because the Company believes that doing so is consistent with the Company’s business objectives and values. The Company is focused on partnering with organizations that share the Company’s core values, harnessing its size and influence to help maximize collective impact, while also strengthening relationships with the communities in which it operates. The Company’s strategy focuses on three key strategic outcome areas - Supporting Families, Times of Need, and Opportunity Employment.
The Company is proud to support Ronald McDonald House Charities (“RMHC”) and their global network of over 255 local chapters in more than 60 countries and regions in their mission to provide essential services to remove barriers, strengthen families and promote healing when children need healthcare. In 2024, the Company delivered against its five-year, $100 million commitment to RMHC.
McDonald's creates opportunities that encourage Company employees, franchisees and their employees, suppliers, and customers to get involved in philanthropic and volunteering opportunities.
PURPOSE & IMPACT
The Company prioritizes the environmental, social and governance issues that are of the highest importance to its stakeholders and where it believes the business can have the greatest impact to create long-term, sustainable value. The Company’s Impact Strategy is centered around four Impact Areas: Our Planet; Food Quality & Sourcing; Jobs, Inclusion & Empowerment; and Community Connection. Within these Impact Areas, the Company has established certain strategies, goals, policies and performance indicators. The Company periodically reports progress on the “Purpose & Impact” section of its website.
The Company monitors the evolving environmental landscape to further understand potential risks and opportunities for the business in collaboration with expert partners. The Company believes taking action on environmental matters will drive long-term business value by ensuring that it is managing operational costs in its energy supply, improving the security of its raw material supply, stewarding the environment in its surrounding communities and reducing its exposure to increasing environmental risks, regulation and costs.

McDonald's Corporation 2024 Annual Report 5

SUPPLY CHAIN, FOOD SAFETY AND QUALITY
The Company and its franchisees purchase food, packaging, equipment, and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards. The quality management systems and processes involve ongoing product reviews, supplier visits and third-party verifications with performance expectations. The Company requires periodic third-party food safety audits of suppliers to verify compliance with its food safety and quality standards. The audits help ensure that suppliers are meeting McDonald’s Supplier Quality Management System (SQMS) standards. In addition, the Company promotes the consistency of its core menu by regular sensory evaluations and calibration trainings. A digital transformation project is underway to promote data excellence and continuous measures on quality and food safety performance. A Food Safety Advisory Council, comprised of the Company’s internal food safety experts as well as suppliers and outside experts, supports the Company’s food safety risk management work and provides strategic global leadership for all aspects of food safety and quality. The Company also has ongoing programs to elevate food safety culture throughout the business by educating employees about food safety practices, including proper storage, handling and preparation of food for customers, and conducting trainings for its suppliers and restaurant operators to share best practices on food safety and quality.
The Company collaborates with suppliers to encourage innovation and drive continuous improvement across its global supply chain. The Company also works closely with suppliers and other third-party experts to drive sustainable sourcing initiatives and to improve the health and welfare of the animals within its supply chain. Led by its Global Chief Supply Chain Officer, the Company has a comprehensive strategy that its global supply chain organization leverages to identify, assess, and manage risk in its supply chain.
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
COMPETITION
McDonald’s restaurants compete with international, national, regional and local retailers of traditional, fast casual and other food service competitors. The Company measures its competitive position within the informal eating out ("IEO") segment, which is inclusive of the Company's primary competition of quick-service restaurants, but also includes 100% home delivery/takeaway providers, convenience stores, street stalls or kiosks, cafés, specialist coffee shops, self-service cafeterias and juice/smoothie bars. The Company competes among quick-service restaurants primarily on the basis of price, convenience, service, experience, menu variety and product quality.
GOVERNMENT REGULATIONS
The Company has global operations and is therefore subject to the laws of the United States and many foreign jurisdictions in which it operates and the rules and regulations of various governing bodies, which may differ among jurisdictions. As discussed under “Legal Proceedings – Government Regulations” on page 37 of this Form 10-K, governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation.
While costs associated with legal and regulatory compliance have increased along with the number and scope of laws and regulations affecting our business, these costs are not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

McDonald's Corporation 2024 Annual Report 6

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
•Systemwide sales include sales at all restaurants, whether owned and operated by the Company or by franchisees. Systemwide sales to loyalty members is comprised of all sales to customers who self-identify as a loyalty member when transacting with both Company-owned and operated and franchised restaurants. Systemwide sales to loyalty members are measured across 60 markets with loyalty programs. Systemwide sales to loyalty members represents an aggregation of the prior four quarters of sales to loyalty members active in the last 90 days of the respective quarter. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist of sales by Company-owned and operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
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
McDonald's Corporation 2024 Annual Report 7

2024 FINANCIAL PERFORMANCE
In 2024, global comparable sales decreased 0.1%.
•Comparable sales in the U.S. increased 0.2%, benefiting from average check growth, partly offset by negative comparable guest counts.
•Comparable sales in the International Operated Markets segment decreased 0.2%, reflecting mixed results across the markets. Negative comparable sales across some markets, led by France, was partly offset by positive comparable sales in most markets.
•Comparable sales in the International Developmental Licensed Markets segment decreased 0.3%. The continued impact of the war in the Middle East and negative comparable sales in China more than offset positive comparable sales in Latin America and Japan.
Earnings and cash flow growth rates presented below were impacted in 2024 by restructuring charges associated with Accelerating the Organization and net charges primarily consisting of transaction costs, property sale gains and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel. Additionally, 2023 results were impacted by charges related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization, and charges related to the write-off of impaired software no longer in use.
Current year and prior year charges and gains are detailed along with reconciliations to the non-GAAP measures in the Net Income and Diluted Earnings Per Share section on page 13 and Operating Income section on page 18 in this Form 10-K.
In addition to the comparable sales results above, the Company had the following financial results in 2024:
•Consolidated revenues increased 2% (2% in constant currencies) to $25.9 billion.
•Systemwide sales increased 1% (2% in constant currencies) to $130.7 billion.
•Consolidated operating income increased 1% (1% in constant currencies) to $11.7 billion.
•Operating margin, defined as operating income as a percent of total revenues, decreased from 46% in 2023 to 45% in 2024.
•Diluted earnings per share of $11.39 decreased 1% (1% in constant currencies).
•Cash provided by operations was $9.4 billion, a 2% decrease from the prior year.
•Capital expenditures of $2.8 billion were mainly allocated to new restaurant openings and, to a lesser extent, to reinvestment in existing restaurants.
•Free cash flow was $6.7 billion, an 8% decrease from the prior year.
•Across the System, over 2,100 new restaurants (including those in our developmental licensee and affiliated markets) were opened.
•The Company increased its quarterly cash dividend per share by 6% to $1.77 for the fourth quarter, equivalent to an annual dividend of $7.08 per share. The Company returned a total of $7.7 billion to shareholders through dividends and share repurchases in 2024.

McDonald's Corporation 2024 Annual Report 8

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

GROWTH PILLARS
The following growth pillars, M-C-D, build on historic strengths and articulate areas of further opportunity. Under our Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of our brand, food and purpose. The Company continues to build relevance with customers through emotional connections and world class creative, which are central to the brand’s “Feel-Good Marketing” approach. This is exemplified by campaigns that elevate the entire brand and continue to be scaled around the globe to connect with customers in authentic and relatable ways. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as providing delicious and affordable menu options remains a cornerstone of the McDonald’s brand. This includes everyday low-price options on our menu, affordable meal bundles, limited-time deals and personalized value and digital offers available in our mobile app.

•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products that are beloved by customers around the world such as our World Famous Fries, Big Mac, Quarter Pounder and Chicken McNuggets, which are some of our seventeen unique billion-dollar brands. Building on its foundational strength with burgers, the Company will continue to evolve and innovate its longest-standing menu item with plans to implement “Best Burger”; a series of operational and formulation changes designed to deliver hotter, juicier, tastier burgers to nearly all markets by the end of 2026. Further, the Company is focused on continuing to gain share in the rapidly growing chicken category, as we continue to aggressively grow our chicken brands. This includes plans to offer the McCrispy sandwich in nearly all markets by the end of 2025 and to extend the McCrispy brand into strips and wraps in several markets. These planned innovations and new menu offerings reflect the Company’s ability to meet evolving customer preferences. The Company also continues to see a significant opportunity with beverages, such as coffee, demonstrated by markets leveraging the McCafé brand, customer experience, value and quality to drive long-term growth.

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
◦Digital: The Company’s digital experience is transforming how customers order, pay and receive their food. Through digital tools, customers can access personalized offers, participate in a loyalty program, order through our mobile app and receive McDonald's food through the channel of their choice. In the U.S., we are providing increased convenience to customers through “Ready on Arrival”; a digital enhancement that enables crew to begin assembling a customer’s mobile order prior to arrival at the restaurant to expedite service and elevate customer satisfaction. The Company plans to deploy this initiative in its top six markets by the end of 2025. The Company has successful loyalty programs in 60 markets, including its top six markets. McDonald’s loyalty customers have proven to be highly engaged, and the Company plans to increase its 90-day active users to 250 million by the end of 2027. Further, the Company plans to grow its annual Systemwide sales to loyalty members to $45.0 billion by the end of 2027.

◦Delivery: The Company offers delivery from over 38,000 restaurants across approximately 100 markets, representing nearly 90% of McDonald's restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is currently available in five of the Company’s top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by the end of 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company has the most drive thru locations worldwide, with nearly 28,000 drive thru locations globally, including over 95% of the over 13,500 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. McDonald’s network currently provides unmatched scale and convenience for customers, while also offering significant growth opportunities, such as adding additional drive thru lanes to increase capacity and improve speed and efficiency. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.

◦Restaurant Development: The Company will continue to accelerate the pace of restaurant openings to attempt to fully capture the demand being driven through our Strategy in many of our largest markets. In 2025, the Company plans to open about 2,200 new restaurants across the globe, which will contribute to slightly over 4% new unit growth (net of closures). Further, the Company continues to build on its industry-leading development, by progressing toward the targeted expansion to 50,000 restaurants by the end of 2027, which would make it the fastest period of restaurant unit growth in Company history.
McDonald's Corporation 2024 Annual Report 9

FOUNDATION AND PLATFORMS
Foundational to our Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with focusing relentlessly on running great restaurants, empowering our people and continuing to modernize our ways of working. Further, as part of the Company’s plans for long term growth and solidifying McDonald’s leadership position, the Company will continue to develop and implement three technology-enabled platforms designed to build our competitive advantages, cement our place in culture and stay one step ahead of our customers’ expectations. Together, our foundation and platforms will extend the Company’s leadership position and unlock new growth opportunities and efficiencies for our business over the long-term.
Our platforms are:
•Consumer: The Company is building one of the world’s largest consumer platforms to fuel engagement, which will bring together the best of our brand and utilize our physical and digital competitive advantages. The consumer platform will enable the Company to accelerate growth in our loyalty program and drive valuable loyalty customers to visit more frequently.
•Restaurant: The Company is building the easiest and most efficient restaurant operating platform which enables the Company and franchisees to run restaurants more efficiently and utilize the latest cloud-based technology to make it easier for restaurant crew to deliver exceptional customer service. The Company intends to deploy new, universal software that all McDonald’s restaurants will run on, enabling restaurants to roll out innovation even faster, with less complexity and more stability; and customers will enjoy a more familiar, consistent experience.
•Company: The Company is building a modern company platform, through our Global Business Services (GBS) organization, that unlocks speed and innovation throughout the organization, to enable further growth as it modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people.
Our Strategy is aligned with the Company’s capital allocation philosophy of: (i) invest in opportunities to grow the business and drive strong returns, including both capital expenditures as well as investments in technology, digital, and our GBS organization, (ii) prioritize our dividend and (iii) repurchase shares with remaining free cash flow over time.
The Company believes our Strategy builds on our inherent strengths by harnessing the Company’s competitive advantages while leveraging its size, scale, agility and the power of the McDonald’s brand to adapt and adjust to meet customer demands in varying economic environments, including the current industry-wide challenges associated with more discerning consumer spending. Our Strategy is supported by a strong global senior leadership team aimed at executing against the MCD growth pillars, further developing our three platforms and driving long-term growth through increasing guest counts and growing industry market share.

McDonald's Corporation 2024 Annual Report 10

OUTLOOK
2025 Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2025.
•The Company expects net restaurant unit expansion will contribute slightly over 2% to 2025 Systemwide sales growth, in constant currencies.
•The Company expects full year 2025 Selling, general and administrative expenses of about 2.2% of Systemwide sales.
•The Company expects 2025 operating margin percent to be in the mid-to-high 40% range.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2025 to increase between 4% and 6% driven primarily by higher average debt balances and higher average interest rates.
•The Company expects the effective income tax rate for the full year 2025 to be between 20% and 22%. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2025 capital expenditures to be between $3.0 and $3.2 billion, with the majority directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open approximately 2,200 restaurants. The Company expects to open about 600 restaurants in the U.S. and International Operated Markets segments, and that developmental licensees and affiliates will contribute capital towards about 1,600 restaurant openings in their respective markets. The Company expects nearly 1,800 net restaurant additions in 2025.
•The Company expects to achieve a free cash flow conversion rate in the low-to-mid 80% range.
Long-Term Outlook
Over the long-term, the Company expects to achieve the following average annual financial targets:
•Net restaurant unit expansion of about 2.5% of Systemwide sales growth, in constant currencies;
•Continued operating margin expansion;
•Sequential increases in capital expenditures of about $300 million to $500 million each year through 2027;
•Between 4% and 5% net new restaurant unit growth, targeting 50,000 global units by 2027 with a run rate of about 1,000 gross restaurant openings across the U.S. and International Operated Markets segments in 2027; and
•Free cash flow conversion rate targeted to be in the 90% range, with the conversion percentage likely below this target during a period of heightened investments.
McDonald's Corporation 2024 Annual Report 11

CONSOLIDATED OPERATING RESULTS
The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes beginning on page 39 of this Form 10-K. This section generally discusses 2024 and 2023 items and the year-to-year comparisons between the years ended December 31, 2024 and 2023. Discussions of 2022 items and the year-to-year comparisons between the years ended December 31, 2023 and 2022 are not included in their entirety in this Form 10-K and can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024.
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
Impact of the War in the Middle East
The Company’s Systemwide sales and revenue have continued to be negatively impacted by the war in the Middle East, primarily in the International Developmental Licensed Markets & Corporate segment, where the majority of restaurants are under a developmental license or affiliate arrangement. The Company is monitoring the evolving situation, which it expects to continue to have a negative impact on Systemwide sales and revenue until the war concludes and the macroeconomic conditions recover. The Company generally does not invest any restaurant capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.

Operating results
		2024		2023	2022
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Revenues from franchised restaurants	$15,715	2%	$15,437	9%	$14,106
Sales by Company-owned and operated restaurants	9,782	—	9,742	11	8,748
Other revenues	423	34	316	(4)	329
Total revenues	25,920	2	25,494	10	23,183
Operating costs and expenses
Franchised restaurants-occupancy expenses	2,536	2	2,475	5	2,350
Company-owned and operated restaurant expenses	8,334	1	8,224	11	7,381
Other restaurant expenses	339	46	232	(5)	245
Selling, general & administrative expenses
Depreciation and amortization	447	17	382	3	370
Other	2,412	(1)	2,435	(2)	2,492
Other operating (income) expense, net	139	41	99	(90)	974
Total operating costs and expenses	14,208	3	13,847	—	13,812
Operating income	11,712	1	11,647	—	9,371
Interest expense	1,506	11	1,361	13	1,207
Nonoperating (income) expense, net	(139)	(41)	(236)	n/m	339
Income before provision for income taxes	10,345	(2)	10,522	34	7,825
Provision for income taxes	2,121	3	2,053	25	1,648
Net income	$8,223	(3%)	$8,469	37%	$6,177
Earnings per common share—diluted	$11.39	(1%)	$11.56	39%	$8.33
Weighted-average common shares outstanding— diluted	721.9	(1%)	732.3	(1)%	741.3
n/m Not meaningful
IMPACT OF FOREIGN CURRENCY TRANSLATION
The impact of foreign currency translation on consolidated operating results in 2024 primarily reflected the weakening of most major currencies against the U.S. Dollar, partly offset by the strengthening of the British Pound.
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

McDonald's Corporation 2024 Annual Report 12

Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2024	2023	2022	2024	2023	2022
Revenues	$25,920	$25,494	$23,183	$(57)	$22	$(1,419)
Franchised margins	13,178	12,962	11,756	(31)	23	(646)
Company-owned and operated margins	1,447	1,517	1,368	(9)	1	(99)
Selling, general & administrative expenses	2,858	2,817	2,862	—	(3)	63
Operating income	11,712	11,647	9,371	(46)	19	(652)
Net income	8,223	8,469	6,177	(41)	30	(386)
Earnings per common share—diluted	11.39	11.56	8.33	(0.06)	0.04	(0.52)

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2024, net income decreased 3% (2% in constant currencies) to $8.2 billion and diluted earnings per common share decreased 1% (1% in constant currencies) to $11.39. Foreign currency translation had a negative impact of $0.06 on diluted earnings per share.
2024 results included:
•Pre-tax charges of $221 million, or $0.25 per share primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
•Net pre-tax charges of $70 million, or $0.08 per share, primarily consisted of transaction costs, property sale gains and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel
2023 results included:
•Pre-tax charges of $290 million, or $0.30 per share, related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization
•Pre-tax charges of $72 million, or $0.08 per share, related to the write-off of impaired software no longer in use
Outlined below is additional information for the full year 2024 and 2023:

Net Income Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2024	2023	2024	2024
GAAP net income	$8,223	$8,469	(3%)	(2%)
(Gains)/Charges	236	274
Non-GAAP net income	$8,459	$8,742	(3)%	(3)%

Diluted Earnings Per Common Share Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2024	2023	2024	2024
GAAP earnings per share-diluted	$11.39	$11.56	(1%)	(1%)
(Gains)/Charges	0.33	0.38
Non-GAAP earnings per share-diluted	$11.72	$11.94	(2)%	(1)%
The decrease in 2024 net income and diluted earnings per common share was primarily driven by higher interest expense, a higher effective tax rate and lower non-operating income, partly offset by higher sales-driven Franchised margins and lower weighted-average shares outstanding.
The Company repurchased 10.1 million shares of its stock for $2.8 billion in 2024 and 11.1 million shares of its stock for $3.1 billion in 2023.

McDonald's Corporation 2024 Annual Report 13

REVENUES
The Company's revenues consist of fees from restaurants owned and operated by franchisees, developmental licensees and affiliates and sales by Company-owned and operated restaurants. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand and, for periods prior to its sale on April 1, 2022, third-party revenues for the Company's Dynamic Yield business.
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at December 31, 2024. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams. In 2024, the Company provided an immaterial amount of assistance, including royalty relief and/or deferral of cash collection for certain franchisees.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2024	2023	2022	2024	2023	2024	2023
Franchised revenues:
U.S.	$7,211	$7,163	$6,585	1%	9%	1%	9%
International Operated Markets	6,746	6,549	5,985	3	9	3	8
International Developmental Licensed Markets & Corporate	1,758	1,724	1,536	2	12	5	15
Total	$15,715	$15,437	$14,106	2%	9%	2%	9%
Company-owned and operated sales:
U.S.	$3,197	$3,221	$2,836	(1%)	14%	(1%)	14%
International Operated Markets	5,713	5,702	5,179	—	10	—	10
International Developmental Licensed Markets & Corporate	872	819	733	6	12	9	13
Total	$9,782	$9,742	$8,748	—%	11%	1%	12%
Total Franchised revenues and Company-owned and operated sales:
U.S.	$10,407	$10,384	$9,421	—%	10%	—%	10%
International Operated Markets	12,458	12,251	11,164	2	10	2	9
International Developmental Licensed Markets & Corporate	2,630	2,543	2,269	3	12	6	14
Total	$25,496	$25,178	$22,854	1%	10%	1%	10%
Total Other revenues	$423	$316	$329	34%	(4%)	34%	(3%)
Total Revenues	$25,920	$25,494	$23,183	2%	10%	2%	10%
In 2024, total Franchised revenues and Company-owned and operated sales increased 1% (1% in constant currencies) benefiting from positive franchised sales performance in the U.S. and International Operated Markets segment. Revenue growth in the International Developmental Licensed Markets & Corporate segment benefited from the acquisition of McDonald's business in Israel and positive sales performance in the segment, partly offset by the sale of McDonald's business in South Korea.

TOTAL REVENUES BY SEGMENT

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate

McDonald's Corporation 2024 Annual Report 14

The following tables present comparable sales and Systemwide sales increases/(decreases):

Comparable sales increases/(decreases)

	2024	2023	2022
U.S.	0.2%	8.7%	5.9%
International Operated Markets	(0.2)	9.2	13.3
International Developmental Licensed Markets & Corporate	(0.3)	9.4	16.0
Total Company	(0.1%)	9.0%	10.9%

Systemwide sales increases/(decreases)*

			Increase/(decrease) excluding currency translation
	2024	2023	2024	2023
U.S.	1%	9%	1%	9%
International Operated Markets	2	11	2	10
International Developmental Licensed Markets & Corporate	—	9	4	12
Total Company	1%	10%	2%	10%
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
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2024	2023	2022	2024	2023	2024	2023
U.S.	$50,272	$49,914	$45,898	1%	9%	1%	9%
International Operated Markets	39,132	38,264	34,537	2	11	2	10
International Developmental Licensed Markets & Corporate	31,529	31,573	29,038	—	9	3	12
Total	$120,933	$119,750	$109,473	1%	9%	2%	10%

Ownership type
Conventional franchised	$88,934	$87,809	$80,066	1%	10%	2%	10%
Developmental licensed	19,736	20,045	18,444	(2)	9	(1)	9
Foreign affiliated	12,263	11,896	10,963	3	9	4	9
Total	$120,933	$119,750	$109,473	1%	9%	2%	10%

McDonald's Corporation 2024 Annual Report 15

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
Restaurant margins

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2024	2023	2022	2024	2023	2024	2023
Franchised:
U.S.	$5,916	$5,877	$5,341	1%	10%	1%	10%
International Operated Markets	5,514	5,379	4,899	3	10	2	9
International Developmental Licensed Markets & Corporate	1,748	1,706	1,516	2	13	6	15
Total	$13,178	$12,962	$11,756	2%	10%	2%	10%
Company-owned and operated:
U.S.	$417	$488	$429	(15%)	14%	(15%)	14%
International Operated Markets	948	995	913	(5)	9	(4)	9
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$1,447	$1,517	$1,368	(5%)	11%	(4%)	11%
Total restaurant margins:
U.S.	$6,334	$6,366	$5,770	(1%)	10%	(1%)	10%
International Operated Markets	6,462	6,374	5,813	1	10	1	9
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$14,625	$14,479	$13,124	1%	10%	1%	10%
n/m Not meaningful
In 2024, total restaurant margins increased 1% (1% in constant currencies), which benefited from sales-driven growth in the International Operated Markets segment and sales-driven franchised margins in the U.S., partly offset by negative Company-owned and operated sales performance in the U.S.
Franchised margins represented approximately 90% of restaurant margin dollars.
Company-owned and operated margins reflected negative sales performance in the U.S. and positive sales performance in the International Operated Markets segment. Both segments were also impacted by ongoing inflationary cost pressures.
Total restaurant margins included $1.6 billion of depreciation and amortization expenses in 2024.

RESTAURANT MARGINS BY TYPE (In millions)

McDonald's Corporation 2024 Annual Report 16

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2024	2023	2022	2024	2023	2024	2023
U.S.	$654	$661	$692	(1%)	(5%)	(1%)	(5%)
International Operated Markets	631	635	629	(1)	1	(1)	—
International Developmental Licensed Markets & Corporate(1)	1,573	1,521	1,541	3	(1)	3	(1)
Total Selling, General & Administrative Expenses	$2,858	$2,817	$2,863	1%	(2%)	1%	(2%)

Less: Incentive-Based Compensation(2)	268	424	404	(37)	5	(37)	5%
Total Excluding Incentive-Based Compensation	$2,591	$2,393	$2,459	8%	(3%)	8%	(3%)
(1)Includes corporate office support costs in areas such as facilities, finance, human resources, investments in strategic technology initiatives, legal, marketing, restaurant operations, supply chain and training.
(2)Includes all cash incentives and share-based compensation expense.
In 2024, consolidated selling, general and administrative expense increased 1% (1% in constant currencies), primarily reflecting investments in digital and technology, including transformation efforts, related to Accelerating the Organization and costs related to the 2024 Worldwide Owner/Operator convention, partly offset by lower incentive-based compensation.
Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AS A PERCENT OF SYSTEMWIDE SALES

McDonald's Corporation 2024 Annual Report 17

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2024	2023	2022
Gains on sales of restaurant businesses	$(94)	$(103)	$(60)
Equity in earnings of unconsolidated affiliates	(157)	(153)	(113)
Asset dispositions and other (income) expense, net	100	(7)	137
Impairment and other charges (gains), net	291	362	1,010
Total	$139	$99	$974
•Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net reflected higher asset write-offs in 2024, whereas 2023 included higher property sale gains.
•Impairment and other charges (gains), net
In 2024, impairment and other charges (gains), net reflected pre-tax charges of $221 million, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization) and net pre-tax charges of $70 million, primarily consisting of transaction costs, property sale gains and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel.
In 2023, impairment and other charges (gains), net reflected pre-tax charges of $290 million related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization and accelerated restaurant closing charges and $72 million of pre-tax charges related to the write-off of impaired software no longer in use.
OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2024	2023	2022	2024	2023	2024	2023
U.S.	$5,733	$5,694	$5,136	1%	11%	1%	11%
International Operated Markets	5,946	5,831	3,926	2	49	2	47
International Developmental Licensed Markets & Corporate	33	121	309	(73)	(61)	(23)	(47)
Total	$11,712	$11,647	$9,371	1%	24%	1%	24%

Operating margin	45.2%	45.7%	40.4%

Operating income reconciliation*

	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
Dollars in millions	2024	2023	2024	2024
GAAP operating income	$11,712	$11,647	1%	1%
(Gains)/charges	291	362
Non-GAAP operating income	$12,003	$12,009	—%	—%

Non-GAAP operating margin	46.3%	47.1%

*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section above for details of the gains and charges in this table.
•Operating income increased 1% (1% in constant currencies). Excluding the current and prior year charges shown in the table above, operating income was flat (flat in constant currencies) for 2024. Results primarily reflected lower sales-driven Company-owned and operated margins in the U.S., partly offset by positive operating results in the International Operated Markets segment primarily due to sales-driven growth in Franchised margins and positive operating results in the International Developmental Licensed Markets & Corporate segment primarily due to positive sales performance.
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

McDonald's Corporation 2024 Annual Report 18

OPERATING INCOME BY SEGMENT*

U.S.

International Operated Markets

International Developmental Licensed Markets & Corporate*
*The IDL segment data in this graphic excludes Corporate activities, which is a Non-GAAP presentation.

NON-GAAP OPERATING MARGIN PERCENT ROLL-FORWARD*

Non-GAAP	Increase	Decrease
*Refer to the Operating Income section on page 18 in this Form 10-K for details regarding operating margin percent for 2024 and 2023.
**Refer to the Operating Income section on page 17 of the Company's Form 10-K for the year ended December 31, 2022.

McDonald's Corporation 2024 Annual Report 19

INTEREST EXPENSE
Interest expense increased 11% (11% in constant currencies) and 13% (13% in constant currencies) in 2024 and 2023, respectively. Results in 2024 reflected higher average interest rates and higher average debt balances.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2024	2023	2022
Interest income	$(103)	$(187)	$(44)
Foreign currency and hedging activity	6	(19)	(134)
Other (income) expense	(42)	(31)	517
Total	$(139)	$(236)	$339
In 2024, Interest income decreased due to lower average cash balances.
Foreign currency and hedging activity includes net gains or losses on certain hedges that reduce the exposure to variability on certain intercompany foreign currency cash flow streams.
PROVISION FOR INCOME TAXES
In 2024 and 2023, the reported effective income tax rates were 20.5% and 19.5%, respectively.
Results for 2023 reflected income tax benefits primarily related to global audit progression and deferred tax adjustments.
Consolidated deferred tax assets, net of valuation allowance, were $7.0 billion in 2024 and $6.9 billion in 2023. Substantially all of the net deferred tax assets are expected to be realized in the U.S. and other profitable markets.
As of December 31, 2024, numerous countries have enacted the Organization of Economic Corporation and Development’s framework on a global minimum tax (referred to as “Pillar 2”), with the earliest effective date for taxable years beginning after December 31, 2023. The enactment did not have a material impact on the Company's 2024 consolidated financial statements. We will continue to evaluate and monitor as additional guidance becomes available.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently issued accounting pronouncements are included on page 46 of this Form 10-K.

McDonald's Corporation 2024 Annual Report 20

CASH FLOWS
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $9.4 billion in 2024, down slightly compared to 2023 in line with operating results. Free cash flow was $6.7 billion in 2024, a decrease of $580 million or 8%. The Company’s free cash flow conversion rate was 81% in 2024 and 86% in 2023.
Cash used for investing activities totaled $5.3 billion in 2024, an increase of $2.1 billion compared with 2023. The increase was primarily due to the Company's increased ownership stake in McDonald's China business, the acquisition of McDonald's business in Israel and higher capital expenditures due to restaurant development initiatives.
Cash used for financing activities totaled $7.5 billion in 2024, an increase of $3.1 billion compared with 2023. The increase was primarily due to decreased bond issuances in the current year.
The Company’s cash and equivalents balance was $1.1 billion and $4.6 billion at year end 2024 and 2023, respectively. The higher cash balance in 2023 reflected the timing of certain debt issuances associated with the Company's required uses of cash in 2024. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2024, the Company opened 2,116 restaurants and closed 461 restaurants. In 2023, the Company opened 2,067 restaurants and closed 520 restaurants. The increase in openings in 2024 is a result of the Company's Restaurant Development growth pillar under our Accelerating the Arches Strategy.
Systemwide restaurants at year end

	2024	2023	2022
U.S.	13,557	13,457	13,444
International Operated Markets	10,512	10,263	10,103
International Developmental Licensed Markets & Corporate	19,408	18,102	16,728
Total	43,477	41,822	40,275
RESTAURANTS BY OWNERSHIP TYPE

Franchised restaurants	Company-owned and operated restaurants
Approximately 95% of the restaurants at year-end 2024 were franchised, including 95% in the U.S., 89% in the International Operated Markets segment and 99% in the International Developmental Licensed Markets segment.
Capital expenditures increased $418 million or 18% in 2024 primarily due to increased investment in restaurant openings as a result of the Company's Restaurant Development growth pillar under our Accelerating the Arches Strategy.

McDonald's Corporation 2024 Annual Report 21

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
As of December 31, 2024 and 2023, the Company owned approximately 56% and 57%, respectively, of the land and approximately 80% of the buildings for restaurants in its consolidated markets.

SHARE REPURCHASES AND DIVIDENDS
In 2024, the Company returned approximately $7.7 billion to shareholders through a combination of dividends paid and shares repurchased.
Shares repurchased and dividends

In millions, except per share data	2024	2023	2022
Number of shares repurchased	10.1	11.1	15.8
Shares outstanding at year end	715	723	731
Dividends declared per share	$6.78	$6.23	$5.66
Treasury stock purchases (in Shareholders' equity)	$2,826	$3,105	$3,896
Dividends paid	4,870	4,533	4,168
Total returned to shareholders	$7,696	$7,638	$8,064
On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020 ("2020 Program") with no specified expiration date, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock. In 2024, approximately 10.1 million shares were repurchased for $2.8 billion, bringing total purchases under the program to approximately 44.7 million shares or $11.5 billion. On November 21, 2024, the Company's Board of Directors terminated the 2020 Program, effective December 31, 2024, and replaced it with a new share repurchase program, effective January 1, 2025 ("2025 Program"), that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock with no specified expiration date.
The Company has paid dividends on its common stock for 49 consecutive years and has increased the dividend amount every year. The 2024 full year dividend of $6.78 per share reflects the quarterly dividend paid for each of the first three quarters of $1.67 per share, with an increase to $1.77 per share paid in the fourth quarter. This 6% increase in the quarterly dividend equates to a $7.08 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

McDonald's Corporation 2024 Annual Report 22

FINANCIAL POSITION AND CAPITAL RESOURCES
TOTAL ASSETS AND RETURN
Total assets decreased $965 million or 2% in 2024, primarily due to a decrease in Cash and equivalents driven by higher cash used for financing activities as a result of decreased net debt issuances in the current year. Net property and equipment increased $387 million in 2024, primarily due to increased capital expenditures as a result of the Company's Restaurant Development growth pillar under our Accelerating the Arches strategy.
The Company’s after-tax ROIC from continuing operations is a metric that management believes measures capital-allocation effectiveness over time and was 21.8%, 25.2% and 22.6% as of December 31, 2024, 2023, and 2022, respectively. Refer to the reconciliation in Exhibit 99.1 to this Form 10-K.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2024 totaled $38.4 billion, compared with $39.3 billion at December 31, 2023. The net decrease in 2024 was primarily due to the impact of changes in exchange rates on foreign currency denominated debt.
Debt highlights(1)

	2024	2023	2022
Fixed-rate debt as a percent of total debt(2,3)	96%	96%	96%
Weighted-average annual interest rate of total debt(3)	4.0	3.7	3.5
Foreign currency-denominated debt as a percent of total debt(2)	34	38	36
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	111	114	120
Cash provided by operations as a percent of total debt(2)	24	24	20
(1)All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year. See reconciliation in Exhibit 99.1.
(2)Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See the Debt Financing footnote on page 62 of this Form 10-K.
(3)Includes the effect of interest rate swaps used to hedge debt.

Standard & Poor's and Moody's currently rate the Company’s commercial paper A-2 and P-2, respectively, and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. In December 2022, the Company's Board of Directors authorized $15.0 billion of borrowing capacity with no specified expiration date, of which $7.4 billion remained available as of December 31, 2024. In November 2024, the Company's Board of Directors terminated the 2022 borrowing authority and authorized a new $15.0 billion of borrowing capacity, effective January 1, 2025, with no specified expiration date. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company is authorized to issue up to $5.0 billion of commercial paper, and has $4.0 billion available under a committed line of credit agreement (see the Debt Financing footnote on page 62 of this Form 10-K). As of December 31, 2024, the Company's subsidiaries also had $7 million of borrowings outstanding, primarily under uncommitted foreign currency line of credit agreements.
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $13.2 billion and $15.1 billion for the years ended December 31, 2024 and 2023, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies footnote related to financial instruments and hedging activities on page 49 of this Form 10-K for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2024, the Company was required to post $21 million of collateral due to the negative fair value of certain derivative positions.

McDonald's Corporation 2024 Annual Report 23

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2024	2023
Australian Dollars	$1,479	$1,015
British Pounds Sterling	1,149	1,080
Polish Zloty	636	571
China Renminbi	334	172
Hong Kong Dollars	226	196
The Company analyzed its portfolio of financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2024 levels nor a 10% adverse change in foreign currency rates from 2024 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
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
The Company has significant operations outside the U.S. where it earns approximately 66% of its operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of its international operations.
Sources of Liquidity
The Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Minimum rent payments under franchise arrangements are based on the Company’s underlying investment in owned sites and parallel the Company’s underlying lease obligations and escalations on properties that are leased. The Company believes that control over the real estate enables it to achieve restaurant performance levels that are among the highest in the industry. Refer to the Franchise Arrangements footnote on page 54 of this Form 10-K for additional information on future gross minimum payments due to the Company under existing conventional franchise arrangements.
Additionally, the Company is authorized to utilize up to $15.0 billion of borrowing capacity in various forms by the Board of Directors, of which $7.4 billion remained available as of December 31, 2024. In November 2024, the Company's Board of Directors terminated the 2022 borrowing authority and authorized a new $15.0 billion of borrowing capacity, effective January 1, 2025, with no specified expiration date. The Company is also authorized to issue up to $5.0 billion of commercial paper, and has $4.0 billion available under a committed line of credit agreement. Refer to the Financing and Market Risk section on page 23 of this Form 10-K.
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. Refer to the Leasing Arrangements footnote on page 55 and the Debt Financing footnote on page 62 of this Form 10-K for more information.
The Company also records liabilities related to supplemental benefit plans maintained in the U.S. as well as liabilities for gross unrecognized tax benefits on certain tax positions. Details related to these obligations are provided in the Employee Benefit Plan footnote on page 61 and the Income Taxes footnote on page 59 of this Form 10-K.
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
Additionally, the Company has guaranteed certain loans totaling approximately $111 million at December 31, 2024. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of the System. At December 31, 2024, there was no carrying value for obligations under these guarantees in the Consolidated Balance Sheet.

McDonald's Corporation 2024 Annual Report 24

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
The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:
•Property and equipment
Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. Refer to the Property and Equipment section in the Summary of Significant Accounting Policies footnote on page 46 of this Form 10-K and the Property and Equipment footnote on page 54 of this Form 10-K for additional information.
•Leasing Arrangements
The Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company. The Company also uses an incremental borrowing rate in calculating the Lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. Refer to the Leasing section in the Summary of Significant Accounting Policies footnote on page 47 of this Form 10-K and the Leasing Arrangements footnote on page 55 of this Form 10-K for additional information.
•Long-lived assets impairment review
Long-lived assets are reviewed for impairment annually. If qualitative indicators of impairment are present, such as changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends, the Company will use these and other factors in estimating future cash flows when testing for the recoverability of its long-lived assets. Estimates of future cash flows are highly subjective judgements based on the Company’s experience and knowledge of its operations. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, it may be required to record impairment charges. Refer to the Long-lived Assets section in the Summary of Significant Accounting Policies footnote on page 47 of this Form 10-K for additional information.
•Litigation accruals
In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Refer to the Contingencies footnote on page 56 of this Form 10-K for additional information.
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
Refer to the Income Taxes section in the Summary of Significant Accounting Policies footnote on page 48 of this Form 10-K and the Income Taxes footnote on page 59 of this Form 10-K for additional information.

EFFECTS OF CHANGING PRICES — INFLATION
Although broader inflationary pressures in the economy continue to ease, the challenges of an inflationary environment still exist. The Company has demonstrated an ability to manage these inflationary pressures effectively through its rapid inventory turnover, ability to adjust menu prices, cost controls and substantial property holdings, many of which are at fixed costs.

McDonald's Corporation 2024 Annual Report 25

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index ("S&P 500 Index") and to the DJIA companies for the five-year period ended December 31, 2024. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2019. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the DJIA Index, which is not weighted by market capitalization and may be composed of different companies during the period under consideration.

Comparison of Cumulative Five-Year Total Return

$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
McDonald's Corporation
S&P 500 Index
Dow Jones Industrials

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
McDonald's Corporation	$100	$111	$142	$143	$164	$165
S&P 500 Index	$100	$118	$152	$125	$158	$197
Dow Jones Industrials	$100	$110	$133	$124	$144	$165
Source: S&P Capital IQ

McDonald's Corporation 2024 Annual Report 26

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2025 was estimated to be 4,900,000.
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through dividends and share repurchases. The Company has paid dividends on common stock for 49 consecutive years through 2024 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2024*:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2024	628,221	$303.12	628,221	$3,778,506,751
November 1-30, 2024	4,272	293.88	4,272	3,777,251,244
December 1-31, 2024	1,091,441	297.19	1,091,441	3,452,880,797
Total	1,723,934	$299.35	1,723,934
*    Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions, or pursuant to derivative instruments and plans complying with Rule 10b5-1, among other types of transactions and arrangements.
(1)On December 31, 2019, the Company's Board of Directors approved a share repurchase program, effective January 1, 2020 with no specified expiration date, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock. On November 21, 2024, the Company's Board of Directors terminated the 2020 Program, effective December 31, 2024, and replaced it with a new share repurchase program, effective January 1, 2025, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock with no specified expiration date. As of December 31, 2024, no further share repurchases may be made under the 2020 Program; future share repurchases will be made pursuant to the 2025 Program.
McDonald's Corporation 2024 Annual Report 27

RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “aim,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident,” “commit,” “enable,” “potential” and "trajectory" or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the dates the statements are made. Except as required by law, we do not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.
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
To continue to be successful in the future, we believe we must preserve, enhance and leverage the value and relevance of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions, which are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Consumer acceptance of our offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, nutritional, health, environmental and other scientific studies and conclusions, which continuously evolve and may have contradictory implications, drive popular opinion, litigation and regulation (including initiatives intended to drive consumer behavior) in ways that affect the “informal eating out” (“IEO”) segment or perceptions of our brand, generally or relative to available alternatives. Our business could also be impacted by business incidents or practices, whether actual or perceived, particularly if they receive considerable publicity or result in litigation or governmental investigations or proceedings, as well as by our perceived position or lack of position on environmental, social responsibility, public policy, geopolitical and similar matters. In addition, we cannot ensure that franchisees or business partners will not take actions that adversely affect the value and relevance of our brand. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the IEO segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
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
McDonald's Corporation 2024 Annual Report 28

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
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in restaurant development, technology, digital engagement and delivery in order to transform and enhance the customer experience. As part of these investments, we are continuing to place emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which efforts may not generate expected results. We also continue to expand and refine our delivery initiatives, including through integrating delivery and mobile ordering. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction and may introduce additional food quality, food safety and customer satisfaction risks. If these customer experience initiatives are not successfully executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.
We face intense competition in our markets, which could hurt our business.
We compete primarily in the IEO segment, which is highly competitive. We also face sustained, intense competition from traditional, fast casual and other competitors, which may include many non-traditional market participants such as convenience stores, grocery stores, coffee shops and online retailers. We expect our environment to continue to be highly competitive and our results in any particular reporting period may be impacted by a contracting IEO segment or by new or continuing actions, product offerings, technologies or consolidation of our competitors and third-party partners, which may have short- and long-term impacts on our results.
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
We encounter differing and evolving cultural, regulatory, geopolitical and economic environments within and among the more than 100 countries where McDonald’s restaurants operate, and our ability to achieve our business objectives depends on the System’s success in these environments. Meeting customer expectations is complicated by the risks inherent in our global operating environment, and our global success is partially dependent on our System’s ability to leverage operating successes across markets and brand perceptions. Planned initiatives may not have appeal across multiple markets with McDonald’s customers and could drive unanticipated changes in customer perceptions and negatively impact our business results.
Disruptions in operations or price volatility in a market can also result from governmental actions (whether proposed or realized, unilateral or bilateral), such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Such disruptions
McDonald's Corporation 2024 Annual Report 29

or volatility can also result from acts of war, terrorism or other hostilities. The broader impact of acts of war and related sanctions, including on macroeconomic conditions, geopolitical tensions, consumer demand and the ability of us and our franchisees to operate in certain geographic areas, may also have an adverse impact on our business and financial results.
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
We depend on the effectiveness of our supply chain management to assure a reliable and sufficient supply of quality products, equipment and other materials on favorable terms. Although many of these items are sourced from a wide variety of suppliers in countries around the world, certain items have limited suppliers, which increases our reliance on those suppliers. Supply chain interruptions and related price increases have in the past and may in the future adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, inflationary pressures, unexpected increases in demand, transportation-related issues, labor-related issues, technology-related issues, weather-related events, natural disasters, acts of war, terrorism or other hostilities, or other factors beyond our control or that of our suppliers or franchisees. Interruptions in our System’s supply chain or ineffective contingency planning can increase our costs, impact ingredient quality, delay new restaurant openings, and/or limit the quality or availability of products, equipment and other materials that are critical to our System’s operations or to restaurant development.
Our franchise business model presents a number of risks.
Our success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-owned and operated restaurants. Our franchisees manage their businesses independently and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. If franchisee sales trends worsen, or any of such risks materialize or intensify, our financial results could be negatively affected, which may be material.
Our success also relies on the willingness and ability of our franchisees and affiliates to implement major initiatives, which may include financial investment, and to remain aligned with us on operating, value/promotional and capital-intensive reinvestment plans. The ability of franchisees to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by their or our creditworthiness or by banks’ lending practices. If our franchisees are unwilling or unable to invest in major initiatives or are unable to obtain financing at commercially reasonable rates, or at all, our future growth and results of operations could be adversely affected.
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
McDonald's Corporation 2024 Annual Report 30

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
Food safety concerns have had and may in the future have an adverse effect on our business. Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future, including in the supply chain, restaurants or delivery. Food safety is a top priority, and we dedicate substantial resources aimed at ensuring that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, have occurred within the food industry and our System from time to time (including the E. coli event in the U.S. in October 2024) and could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand, reputation and financial results.
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
Despite the implementation of business continuity measures, any of these technology systems could become vulnerable to damage, disability or failures due to fire, power loss, telecommunications failure or other catastrophic events. Certain technology systems may also become vulnerable, unreliable or inefficient in cases where technology vendors limit or terminate product support and/or maintenance. Our increasing reliance on third-party systems also subjects us to risks faced by those third-party businesses, including operational, security and credit risks. Further, the technology systems of third parties upon which we rely to conduct our business could be compromised in a manner that adversely affects us and our technology systems, information and business continuity. If technology systems were to fail or otherwise be unavailable, or if business continuity or disaster recovery plans were not effective, and we were unable to recover in a timely manner, we could experience an interruption in our or our franchisees’ operations. While we maintain insurance coverage designed to address certain aspects of cybersecurity risks, such insurance coverage may be insufficient to cover all losses or all types of claims that may arise.
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
McDonald's Corporation 2024 Annual Report 31

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
McDonald's Corporation 2024 Annual Report 32

Health epidemics or pandemics could adversely affect our business and financial results.
Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets, all of which can adversely affect our business, financial results and outlook. Governmental responses to health epidemics or pandemics, including operational restrictions and temporary restaurant closures, can also affect the foregoing items and adversely affect our business and financial results. The duration and scope of a health epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. A health epidemic or pandemic may also heighten other risks disclosed in these Risk Factors, including, but not limited to, those related to the availability and costs of labor and commodities, supply chain interruptions, consumer behavior, and consumer perceptions of our brand and industry.
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
The standards we set for ourselves regarding environmental and social impact matters, and our ability to meet such standards, may also impact our business. For example, we are working to manage risks and costs to our System related to climate change, greenhouse gases, and diminishing energy and water resources, and we have announced initiatives relating to, among other things, climate action, sustainability, and responsible sourcing. In addition, we are engaging in social impact initiatives, including community engagement and philanthropy; as well as our commitment to inclusion. We have faced increased scrutiny related to reporting on and achieving these initiatives, as well as continued public focus on similar matters, such as packaging and waste, animal health and welfare, deforestation and land use. We have also experienced increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. Moreover, addressing environmental and social impact matters requires Systemwide as well as third party
McDonald's Corporation 2024 Annual Report 33

coordination and alignment, over which we do not have complete control and which may be unpredictable. The standards by which certain environmental and social impact matters are measured are also evolving and subject to assumptions that could change over time.
Events such as severe weather conditions, natural disasters, hostilities, social and geopolitical unrest and climate change, among others, can adversely affect our results and prospects.
Severe weather conditions, natural disasters, acts of war, terrorism or other hostilities, social and geopolitical unrest or climate change (or expectations about them) can adversely affect consumer behavior and confidence levels, supply availability and costs and local operations, including temporary restaurant closures and delayed new restaurant openings, in impacted markets, all of which can affect our results and prospects. Climate change may also increase the frequency and severity of weather-related events and natural disasters. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

McDonald's Corporation 2024 Annual Report 34

CYBERSECURITY

Cybersecurity risk is an important and evolving focus for McDonald’s. Significant resources are devoted to protecting and enhancing the security of computer systems, software, networks, storage devices, and other technology. The Company’s security efforts are designed to protect against, among other things, cybersecurity attacks that can result in unauthorized access to confidential information, the destruction of data, disruptions to or degradations of service, the sabotaging of systems or other damage. McDonald’s has implemented measures and controls that it believes are reasonably designed to address the evolving cybersecurity risk environment, including enhanced threat monitoring. In addition, McDonald’s continues to regularly review its capabilities to address associated risks, such as those relating to the management of administrative access to systems.
Third parties that help to facilitate the Company’s business activities (e.g., franchisees, vendors, suppliers, service providers, etc.) are also sources of cybersecurity risk to McDonald’s, and we have various processes and programs to manage cybersecurity risks associated with our third parties. Despite these risk-mitigation measures, a cybersecurity event impacting a third party may compromise Company data or negatively impact the Company’s ability to conduct business, which could have a material adverse effect on our business.
Risks from cybersecurity threats, including as a result of any previous cybersecurity events, did not materially affect McDonald’s or its business strategy, results of operations or financial condition in 2024. Notwithstanding having what McDonald’s believes to be a comprehensive approach to address cybersecurity risk, no company is immune to cybersecurity threats, and McDonald’s may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on McDonald’s or its business strategy, results of operations or financial condition. In evaluating cybersecurity incidents, management considers the potential impact to the Company’s results of operations, control framework, and financial condition, as well as the potential impact, if any, to our business strategy and/or reputation.
For additional information on risks from cybersecurity threats, please see our Risk Factors beginning on page 28.
Governance
Management has primary responsibility for enterprise-wide risk management (“ERM”), including cybersecurity risk, within our Company, as detailed below. Our Board of Directors (the “Board”) is responsible for overseeing our ERM framework and exercises this oversight both as a full Board and through its standing committees. Our Board’s Audit & Finance Committee (“A&F Committee”) has oversight responsibility for our strategy and processes relating to cybersecurity risk management. Our A&F Committee receives updates at regular intervals on cybersecurity matters from management, including our Global Chief Information Officer (“CIO”) and Global Chief Information Security Officer (“CISO”) who, as discussed below, are responsible for assessing and managing material cybersecurity risks. Such updates include discussion of the status of our cybersecurity landscape and our cybersecurity strategies, including potential risks and mitigation efforts. For certain significant cybersecurity incidents, our procedures contemplate accelerated reporting of the incident to the applicable members of the Board. The A&F Committee also considers potential remedies to any strategic or process gaps that may be identified during the Company’s review of specific cybersecurity incidents.
Our Board recognizes the importance to the Company of effectively identifying, assessing and managing risks that could have a significant impact on our business strategy. The ERM framework leverages internal risk committees comprised of cross-functional leadership who meet regularly to evaluate and prioritize risks, including cybersecurity risk, in the context of our strategy, with further escalation to our CEO, Board and/or Committees, as appropriate. Effective management of cybersecurity risks is critical to the successful execution of our business strategy.
Risk Management and Strategy
The CISO reports to the CIO. McDonald’s CIO and CISO are responsible for assessing and implementing our cybersecurity risk management programs, which are informed by the National Institute of Standards and Technology (NIST) Cybersecurity Framework. These leaders and their teams have significant relevant experience in various fields, such as incident response, application security, data security, network security and identity and access management, and have implemented and executed security programs across multiple industries at Fortune 100 companies. Our programs are designed to create a comprehensive, cross-functional approach to identify, assess, manage and mitigate cybersecurity risks as well as to mitigate cybersecurity incidents to support business continuity and achieve operational resiliency.
The CISO leads the Global Cybersecurity organization, which is responsible for executing the Company’s Global Cybersecurity Program and initiatives. This global program is responsible for identifying technology and cybersecurity risks and for implementing and maintaining controls to manage cybersecurity threats. These controls are designed to mitigate, detect and respond to cybersecurity incidents to help safeguard the confidentiality, integrity and availability of McDonald’s infrastructure, resources and information.
McDonald’s Global Cybersecurity Program includes the following functions:
•Cybersecurity Services, which is responsible for deploying and operating the frontline security controls that are designed to protect and defend McDonald’s against cyber-attacks. Cybersecurity teams are focused on specific areas of a layered defense, including Network Security, Endpoint Protection, Identity and Access Management, Data Protection, and others, to ensure that these controls are integrated into critical systems and processes throughout the McDonald’s environment and operating effectively.
•Cyber Defense, which is responsible for implementing and maintaining controls designed to detect and respond to cybersecurity incidents against McDonald’s and includes a dedicated function for incident response and regular monitoring for cybersecurity threats and vulnerabilities, including those among McDonald’s third-party suppliers. The Company has established and regularly tested incident response processes and controls that identify and risk-rank incidents through a centralized system to promote timely escalation of cybersecurity incidents that exceed a particular level of risk, including escalation of incidents of sufficient magnitude or severity to the CIO and CISO.
•Cyber Governance, Risk & Compliance, which is responsible for operationalizing technology risk and control frameworks, analyzing regulatory developments that may impact McDonald’s, and developing control catalogs and assessments of controls, as well as overseeing governance and reporting of technology and cybersecurity risk. The team provides awareness and training that
McDonald's Corporation 2024 Annual Report 35

reinforces information risk and security management practices and compliance with McDonald’s policies, standards and practices. The training is mandatory for all employees globally on a periodic basis, and it is supplemented by Company-wide testing initiatives, including periodic phishing tests.
•Cyber Market Engagement, which is responsible for working with our market teams, International Developmental Licensee partners, and other entities to ensure a consistent approach for cybersecurity across the McDonald’s system.
The governance structure for the Global Cybersecurity organization is designed to appropriately identify, escalate, and mitigate cybersecurity risks. Cybersecurity risk management and its governance and oversight are integrated into McDonald’s operational risk management framework, including through the escalation of key risk and control issues to management and the development of risk mitigation plans for heightened risk and control issues.
As needed, McDonald’s engages third-party assessors or auditing firms with industry-recognized expertise on cybersecurity matters to review specific aspects of McDonald’s cybersecurity risk management framework, processes and controls. These efforts include a wide range of activities focused on evaluating the effectiveness of the program, including audits, modeling, tabletop exercises and vulnerability testing.

McDonald's Corporation 2024 Annual Report 36

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
•Employees
Over 150,000 people are employed by the Company and in restaurants owned and operated by its subsidiaries. In addition, thousands of people from time to time seek employment in such restaurants. In the ordinary course of business, occasional disputes arise relating to hiring, termination, promotion and pay practices, including, but not limited to, wage and hour disputes, alleged discrimination and compliance with labor and employment laws.
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
PROPERTIES
The Company owns and leases real estate primarily in connection with its restaurant business. The Company identifies and develops sites that offer convenience to customers and long-term sales and profit potential to the System. To assess potential, the Company analyzes traffic and walking patterns, census data and other relevant data. The Company’s experience and access to advanced technology aid in evaluating this information. The Company generally owns or secures a long-term lease on the land and building for conventional franchised and Company-owned and operated restaurant sites, which facilitates long-term occupancy rights and helps control related costs. Restaurant profitability for both the Company and franchisees is important; therefore, ongoing efforts are made to control average development costs through construction and design efficiencies, standardization and by leveraging the Company’s global sourcing network.
In addition, the Company primarily leases real estate in connection with its corporate headquarters, field and other offices.
Additional information about the Company’s properties is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 7 of this Form 10-K and in the Financial Statements and Supplementary Data section beginning on page 39 of this Form 10-K.

McDonald's Corporation 2024 Annual Report 37

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of the Company as of the date of this filing:
Jonathan Banner, 57, is Executive Vice President – Global Chief Impact Officer, a position he has held since September 2022. Prior to joining the Company, Mr. Banner served as Executive Vice President, Communications for PepsiCo, Inc., a food and beverage company, from May 2014 to August 2022.
Ian Borden, 56, is Executive Vice President – Global Chief Financial Officer, a position he has held since September 2022. Prior to that, Mr. Borden served as President, International, from January 2020 to August 2022, and as President – International Developmental Licensed Markets from January 2019 to December 2019. Mr. Borden has served the Company for 30 years.
Tiffanie Boyd, 52, is Executive Vice President – Global Chief People Officer, a position she has held since August 2024. Prior to that, Ms. Boyd served as US Chief People Officer from January 2021 to August 2024. Prior to joining the Company, Ms. Boyd served as Vice President – Human Resources, North America Retail from July 2019 to December 2020 and Vice President – Human Resources, Supply Chain from September 2013 to July 2019 for General Mills, a consumer foods manufacturer.
Joseph Erlinger, 51, is Executive Vice President – President, McDonald's USA, a position he has held since November 2019. Prior to that, Mr. Erlinger served as President – International Operated Markets from January 2019 to October 2019. Mr. Erlinger has served the Company for 22 years.
Lauren Elting, 43, is Vice President – Chief Accounting Officer and Corporate Controller, a position she has held since October 2024. Prior to that, Ms. Elting served as Vice President from July 2024 to October 2024. Prior to joining the Company, Ms. Elting served as Vice President, Corporate Controller and Chief Accounting Officer from April 2022 to July 2024, and Vice President, Corporate Controller from May 2018 to April 2022 for Federal Signal Corporation, a manufacturing corporation.
Morgan Flatley, 50, is Executive Vice President – Global Chief Marketing Officer and New Business Ventures, a position she has held since February 2023. Prior to that, Ms. Flatley served as Senior Vice President - Global Chief Marketing Officer from November 2021 to January 2023 and as Senior Vice President - Chief Marketing and Digital Customer Experience Officer from May 2017 to November 2021.
Marion Gross, 64, is Executive Vice President – Global Chief Supply Chain Officer, a position she has held since September 2022. Prior to that, Ms. Gross served as Senior Vice President – Chief Supply Chain Officer, North America from May 2013 to August 2022. Ms. Gross has served the Company for 31 years.
Christopher Kempczinski, 56, is Chairman, President and Chief Executive Officer. Mr. Kempczinski was appointed Chairman of the Board of Directors in May 2024 and has been President and Chief Executive Officer since November 2019. Prior to that, Mr. Kempczinski served as President, McDonald’s USA from January 2017 to October 2019. Mr. Kempczinski has served the Company for nine years.
Jill McDonald, 60, is Executive Vice President – President, International Operated Markets, a position she has held since September 2022. Prior to re-joining the Company, Ms. McDonald served as Chief Executive Officer for Costa Coffee, a beverage company, from December 2019 to July 2022, and as Managing Director, Clothing, Home & Beauty for Marks and Spencer Group plc, a multinational clothing and home products retailer, from October 2017 to July 2019. Ms. McDonald previously worked at the Company from June 2006 to March 2015.
Desiree Ralls-Morrison, 58, is Executive Vice President – Global Chief Legal Officer, a position she has held since April 2021. Prior to joining the Company, Ms. Ralls-Morrison served as Senior Vice President, General Counsel and Corporate Secretary for Boston Scientific Corporation, a medical device manufacturer, from November 2017 to April 2021.
Brian Rice, 61, is Executive Vice President – Global Chief Information Officer, a position he has held since August 2022. Prior to joining the Company, Mr. Rice served as Executive Vice President, Chief Information Officer and Global Business Services for Cardinal Health, Inc., a healthcare services company, from February 2019 to August 2022, and as Senior Vice President, Chief Information Officer and Global Business Services for the Kellogg Company, a food manufacturing company, from February 2009 to February 2019.
Jo Sempels, 57, is Senior Vice President and President, International Developmental Licensed Markets, a position he has held since September 2022. Prior to that, Mr. Sempels served as Senior Vice President - International Developmental Licensed Markets from December 2019 to August 2022, as Vice President, Business Unit Lead International Developmental Licensed Markets Europe from January 2019 to December 2019. Mr. Sempels has served the Company for 32 years.
Manu Steijaert, 54, is Executive Vice President – Global Chief Customer Officer, a position he has held since August 2021. Prior to that, Mr. Steijaert served as Vice President, International Operated Markets from January 2019 to July 2021. Mr. Steijaert has served the Company for 22 years.
INSIDER TRADING POLICY
The Company has adopted an insider trading policy governing the purchase and sale and other dispositions of Company securities by our directors, officers and employees. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards. A copy of the Inside Information and Securities Trading Policy is filed as Exhibit 19 to this Form 10-K.

McDonald's Corporation 2024 Annual Report 38

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
The Company also posts the following documents on the “Corporate Governance” section of its investor website: the Company’s Corporate Governance Principles; the charters for each standing committee of the Company's Board of Directors, including the Audit & Finance Committee, Compensation Committee, Governance Committee, and Corporate Responsibility Committee; the Code of Conduct for the Company’s Board of Directors; and the Company’s Standards of Business Conduct, which applies to all officers and employees. Copies of these documents are also available free of charge by calling (800) 228-9623. The Company intends to satisfy the disclosure requirements regarding any applicable amendment to, or waiver from, a provision of its Standards of Business Conduct by disclosing such information at the website address specified above.
The websites included in this Form 10-K, including those of the Company and the SEC, are provided for convenience only. Information contained on or accessible through such websites is not incorporated herein and does not constitute a part of this Form 10-K or the Company's other filings with the SEC.

McDonald's Corporation 2024 Annual Report 39

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2024	2023	2022
REVENUES
Revenues from franchised restaurants	$15,715	$15,437	$14,106
Sales by Company-owned and operated restaurants	9,782	9,742	8,748
Other revenues	423	316	328
Total revenues	25,920	25,494	23,183
OPERATING COSTS AND EXPENSES
Franchised restaurants-occupancy expenses	2,536	2,475	2,350
Company-owned and operated restaurant expenses
Food & paper	2,995	3,039	2,737
Payroll & employee benefits	2,959	2,886	2,617
Occupancy & other operating expenses	2,381	2,299	2,026
Other restaurant expenses	339	232	245
Selling, general & administrative expenses
Depreciation and amortization	447	382	370
Other	2,412	2,435	2,492
Other operating (income) expense, net	139	99	974
Total operating costs and expenses	14,208	13,847	13,812
Operating income	11,712	11,647	9,371
Interest expense-net of capitalized interest of $22, $14 and $9	1,506	1,361	1,207
Nonoperating (income) expense, net	(139)	(236)	339
Income before provision for income taxes	10,345	10,522	7,825
Provision for income taxes	2,121	2,053	1,648
Net income	$8,223	$8,469	$6,177
Earnings per common share–basic	$11.45	$11.63	$8.39
Earnings per common share–diluted	$11.39	$11.56	$8.33
Dividends declared per common share	$6.78	$6.23	$5.66
Weighted-average shares outstanding–basic	718.3	727.9	736.5
Weighted-average shares outstanding–diluted	721.9	732.3	741.3
See Notes to consolidated financial statements.

McDonald's Corporation 2024 Annual Report 40

Consolidated Statement of Comprehensive Income

In millions	Years ended December 31, 2024	2023	2022
Net income	$8,223	$8,469	$6,177
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	(231)	136	(354)
Reclassification of (gain) loss to net income	35	—	504
Foreign currency translation adjustments-net of tax benefit (expense) of $(241), $94, and $(208)	(196)	136	150
Cash flow hedges:
Gain (loss) recognized in AOCI	125	(20)	161
Reclassification of (gain) loss to net income	—	(17)	(105)
Cash flow hedges-net of tax benefit (expense) of $(39), $10, and $(16)	125	(37)	56
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(15)	(69)	(119)
Reclassification of (gain) loss to net income	(10)	—	—
Defined benefit pension plans-net of tax benefit (expense) of $1, $22, and $43	(25)	(69)	(119)

Total other comprehensive income (loss), net of tax	(96)	30	87

Comprehensive income	$8,127	$8,499	$6,264

See Notes to consolidated financial statements.
McDonald's Corporation 2024 Annual Report 41

Consolidated Balance Sheet

In millions, except per share data	December 31, 2024	2023
ASSETS
Current assets
Cash and equivalents	$1,085	$4,579
Accounts and notes receivable	2,383	2,488
Inventories, at cost, not in excess of market	56	53
Prepaid expenses and other current assets	1,074	866
Total current assets	4,599	7,986
Other assets
Investments in and advances to affiliates	2,710	1,080
Goodwill	3,145	3,040
Miscellaneous	6,095	5,618
Total other assets	11,950	9,738
Lease right-of-use asset, net	13,339	13,514
Property and equipment
Property and equipment, at cost	44,177	43,570
Accumulated depreciation and amortization	(18,882)	(18,662)
Net property and equipment	25,295	24,908
Total assets	$55,182	$56,147
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Short-term borrowings and current maturities of long-term debt	$—	$2,192
Accounts payable	1,029	1,103
Lease liability	636	688
Income taxes	361	705
Other taxes	224	268
Accrued interest	482	469
Accrued payroll and other liabilities	1,129	1,434
Total current liabilities	3,861	6,859
Long-term debt	38,424	37,153
Long-term lease liability	12,888	13,058
Long-term income taxes	344	363
Deferred revenues - initial franchise fees	778	790
Other long-term liabilities	771	950
Deferred income taxes	1,914	1,681
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,281	8,893
Retained earnings	66,834	63,480
Accumulated other comprehensive income (loss)	(2,553)	(2,456)
Common stock in treasury, at cost; 945.4 and 937.9 million shares	(77,375)	(74,640)
Total shareholders’ equity (deficit)	(3,797)	(4,707)
Total liabilities and shareholders’ equity (deficit)	$55,182	$56,147
See Notes to consolidated financial statements.

McDonald's Corporation 2024 Annual Report 42

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2024	2023	2022
Operating activities
Net income	$8,223	$8,469	$6,177
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	2,097	1,978	1,871
Deferred income taxes	(574)	(686)	(346)
Share-based compensation	172	175	167
Net (gain) loss on sale of restaurant and other businesses	(37)	(103)	733
Other	3	(113)	(570)
Changes in working capital items:
Accounts receivable	10	(161)	(264)
Inventories, prepaid expenses and other current assets	71	17	6
Accounts payable	(10)	50	31
Income taxes	(292)	(220)	(547)
Other accrued liabilities	(217)	206	129
Cash provided by operations	9,447	9,612	7,387
Investing activities
Capital expenditures	(2,775)	(2,357)	(1,899)
Purchases of restaurant businesses	(669)	(441)	(807)
Purchases of equity method investments	(1,837)	—	—
Sales of restaurant and other businesses	311	195	446
Sales of property	122	95	39
Other	(498)	(676)	(457)
Cash used for investing activities	(5,346)	(3,185)	(2,678)
Financing activities
Net short-term borrowings	326	213	26
Long-term financing issuances	2,380	5,221	3,374
Long-term financing repayments	(2,777)	(2,441)	(2,202)
Treasury stock purchases	(2,824)	(3,054)	(3,896)
Common stock dividends	(4,870)	(4,533)	(4,168)
Proceeds from stock option exercises	328	260	248
Other	(56)	(40)	38
Cash used for financing activities	(7,495)	(4,374)	(6,580)
Effect of exchange rates on cash and equivalents	(101)	(58)	(254)
Cash and equivalents increase (decrease)	(3,494)	1,996	(2,126)
Cash and equivalents at beginning of year	4,579	2,584	4,709
Cash and equivalents at end of year	$1,085	$4,579	$2,584
Supplemental cash flow disclosures
Interest paid	$1,523	$1,287	$1,184
Income taxes paid	2,974	2,993	3,024
See Notes to consolidated financial statements.

McDonald's Corporation 2024 Annual Report 43

Consolidated Statement of Shareholders’ Equity (Deficit)

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2021	1,660.6	$17	$8,232	$57,535	$(180)	$(25)	$(2,369)	(915.8)	$(67,810)	$(4,601)
Net income				6,177						6,177
Other comprehensive income (loss), net of tax					(119)	56	150			87
Comprehensive income										6,264
Common stock cash dividends ($5.66 per share)				(4,168)						(4,168)
Treasury stock purchases								(15.8)	(3,896)	(3,896)
Share-based compensation			167							167
Stock option exercises and other			149					2.3	82	231
Balance at December 31, 2022	1,660.6	17	8,547	59,544	(298)	31	(2,219)	(929.3)	(71,624)	(6,003)
Net income				8,469						8,469
Other comprehensive income (loss), net of tax					(69)	(37)	136			30
Comprehensive income										8,499
Common stock cash dividends ($6.23 per share)				(4,533)						(4,533)
Treasury stock purchases								(11.1)	(3,105)	(3,105)
Share-based compensation			175							175
Stock option exercises and other			171					2.5	89	260
Balance at December 31, 2023	1,660.6	17	8,893	63,480	(367)	(6)	(2,083)	(937.9)	(74,640)	(4,707)
Net income				8,223						8,223
Other comprehensive income (loss), net of tax					(25)	125	(196)			(96)
Comprehensive income										8,127
Common stock cash dividends ($6.78 per share)				(4,870)						(4,870)
Treasury stock purchases								(10.1)	(2,826)	(2,826)
Share-based compensation			172							172
Stock option exercises and other			216					2.5	91	307
Balance at December 31, 2024	1,660.6	$17	$9,281	$66,834	$(393)	$119	$(2,279)	(945.4)	$(77,375)	$(3,797)
See Notes to consolidated financial statements.

McDonald's Corporation 2024 Annual Report 44

Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

NATURE OF BUSINESS
The Company franchises and operates McDonald’s restaurants in the global restaurant industry. All restaurants are either owned and operated by the Company or by franchisees, including conventional franchisees under franchised arrangements, and developmental licensees or affiliates under license agreements.
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2024	2023	2022
Conventional franchised	22,077	21,818	21,720
Developmental licensed	9,247	8,684	8,229
Foreign affiliated	10,108	9,178	8,220
Total Franchised	41,432	39,680	38,169
Company-owned and operated	2,045	2,142	2,106
Total Systemwide restaurants	43,477	41,822	40,275
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying consolidated financial statements.
CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. Investments in affiliates owned 50% or less (primarily McDonald’s China and Japan) are accounted for by the equity method.
On an ongoing basis, the Company evaluates its business relationships such as those with franchisees, joint venture partners, developmental licensees, suppliers and advertising cooperatives to identify potential variable interest entities. Generally, these businesses qualify for a scope exception under the variable interest entity consolidation guidance. The Company has concluded that consolidation of such entities is not appropriate for the periods presented.
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
McDonald's Corporation 2024 Annual Report 45

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Segment Reporting
In November 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"). The pronouncement expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. The Company adopted the new standard in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. Refer to the Segment footnote on page 52 of this Form 10-K for the enhanced disclosures added as a result of the adoption of ASU 2023-07.
Recent Accounting Pronouncements Not Yet Adopted
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
Disaggregation - Income Statement Expenses
In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" ("ASU 2024-03"). The pronouncement expands the disclosure requirements for expenses, specifically by providing more detailed information about the types of expenses in commonly presented expense captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. We are currently in the process of determining the impact that ASU 2024-03 will have on the Company's consolidated financial statement disclosures.
REVENUE RECOGNITION
The Company's revenues consist of sales by Company-owned and operated restaurants and fees from restaurants operated by franchisees, developmental licensees and affiliates. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are primarily comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology platforms, revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand and third-party revenues for the Dynamic Yield business, for periods prior to its sale on April 1, 2022.
Sales by Company-owned and operated restaurants are recognized on a cash basis at the time of the underlying sale and are presented net of sales tax and other sales-related taxes. Royalty revenues are based on a percent of sales and recognized at the time the underlying sales occur. Rental income includes both minimum rent payments, which are recognized straight-line over the franchise term and variable rent payments based on a percent of sales, which are recognized at the time the underlying sales occur. Initial fees are recognized as the Company satisfies the performance obligation over the franchise term, which is generally 20 years.
The Company provides goods or services related to various technology platforms to certain franchisees that are distinct from the franchise agreement because they do not require integration with other goods or services that the Company provides. The Company has determined that it is the principal in these arrangements. Accordingly, the related revenue is presented on a gross basis on the Consolidated Statement of Income. These revenues are recognized as the goods or services are transferred to the franchisee, and related expenses are recognized as incurred, primarily within Other restaurant expenses. There may be a timing difference between the costs the Company incurs and the related fees the Company receives from franchisees, but the various technology platform fees are not designed to generate margins for the Company. Brand licensing arrangement revenues are based on a percent of sales and are recognized at the time the underlying sales occur. For periods prior to April 1, 2022, Dynamic Yield third party revenues were generated from providing software as a service solutions to customers and were recognized over the applicable subscription period as the service was performed.
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
The Company may share in the cost of certain restaurant improvements with its franchisees. Since McDonald's generally manages the project and provides up front funding in these instances, during the project the Company estimates which costs are the responsibility of McDonald's and which are the responsibility of the franchisee, and allocates the corresponding costs between Property and equipment and Accounts receivable. Upon the completion of the project, the allocation of costs is finalized and may result in immaterial adjustments to the balances and associated depreciation expense.
Refer to the Property and Equipment footnote on page 54 of this Form 10-K for additional information.

McDonald's Corporation 2024 Annual Report 46

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
The Company has elected not to separate non-lease components from lease components in its lessee portfolio. To the extent that occupancy costs, such as site maintenance, are included in the asset and liability, the impact is immaterial and is generally limited to Company-owned and operated restaurant locations. For franchised locations, which represent the majority of the restaurant portfolio, the related occupancy costs including property taxes, insurance and site maintenance are generally required to be paid by the franchisees as part of the franchise arrangement. In addition, the Company is the lessee under non-restaurant related leases such as office buildings, vehicles and office equipment. These leases are not a material subset of the Company’s lease portfolio.
CAPITALIZED SOFTWARE
Capitalized software is stated at cost and amortized using the straight-line method over the estimated useful life of the software, which primarily ranges from 3 to 10 years. Customer facing software is typically amortized over a shorter useful life, while back office and Corporate systems may have a longer useful life. Capitalized software less accumulated amortization is recorded within Miscellaneous other assets on the Consolidated Balance Sheet and was (in millions): 2024-$907; 2023-$836; 2022-$864.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. Results for the year ended December 31, 2023 reflected the write-off of impaired software no longer in use of $72 million. The Company did not identify any indicators of material impairment of capitalized software for the years ended December 31, 2024 and 2022.
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
GOODWILL
Goodwill represents the excess of cost over the net tangible assets and identifiable intangible assets of acquired restaurants and other businesses, and it is generally assigned to the reporting unit (defined as each individual market) expected to benefit from the synergies of the combination. The Company's goodwill primarily results from purchases of McDonald's restaurants from franchisees or transactions in which the Company obtains a controlling interest in subsidiaries or affiliates. When purchasing restaurants from a franchisee, the Company generally uses a discounted cash flow methodology (Level 3 inputs within the valuation hierarchy), which determines the fair value of restaurants acquired based on their expected profitability and cash flows. During 2024, the Company acquired restaurants from franchisees (including 228 restaurants in Israel, which are presented within the International Developmental Licensed Markets & Corporate segment) in order to support key franchising initiatives. Total restaurant acquisitions for the year resulted in the Company recording approximately $150 million of net tangible assets, $270 million of identifiable intangible assets (primarily consisting of reacquired franchise rights) and $240 million of goodwill. These acquisitions did not have a material impact on the amount of recorded revenues or net income of the Company. If a Company-owned and operated restaurant is sold within 24 months of acquisition, the goodwill associated with the acquisition is written off in its entirety. If a Company-owned and operated restaurant is sold beyond 24 months from the acquisition, the amount of goodwill written off is based on the relative fair value of the business sold compared to the reporting unit.
The following table presents the 2024 activity in goodwill by segment:

In millions	U.S.	International Operated Markets	International Developmental Licensed Markets & Corporate	Consolidated
Balance at December 31, 2023	$1,833	$1,207	$—	$3,040
Net restaurant purchases (sales)	18	3	158	179
Currency translation	—	(78)	4	(74)
Balance at December 31, 2024	$1,851	$1,132	$162	$3,145

McDonald's Corporation 2024 Annual Report 47

The Company conducts goodwill impairment testing in the fourth quarter of each year or whenever indicators of impairment exist. If an indicator of impairment exists, the goodwill impairment test compares the fair value of a reporting unit, generally based on discounted future cash flows, with its carrying amount including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recorded for the difference. In the current period, the Company performed a qualitative assessment and did not identify any indicators of impairment. Historically, goodwill impairment has not significantly impacted the consolidated financial statements. Goodwill on the Consolidated Balance Sheet reflects accumulated impairment losses of $1 million and $15 million as of December 31, 2024 and 2023, respectively.
ADVERTISING COSTS
Advertising costs included in operating expenses of Company-owned and operated restaurants primarily consist of contributions to advertising cooperatives based upon a percent of sales, and were (in millions): 2024–$355; 2023–$347; 2022–$335.
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
Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses are included in Selling, general & administrative expenses and were (in millions): 2024–$90; 2023–$42; 2022–$64.
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
Refer to the Income Taxes footnote on page 59 of this Form 10-K for additional information.
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
McDonald's Corporation 2024 Annual Report 48

▪Certain Financial Assets and Liabilities Measured at Fair Value
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2024
In millions	Level 1 (1)	Level 2	Total Carrying Value
Investments	$226		$226
Derivative assets	$135	$199	$334
Derivative liabilities		$(41)	$(41)

December 31, 2023
In millions	Level 1 (1)	Level 2	Total Carrying Value
Investments	$192		$192
Derivative assets	$189	$21	$210
Derivative liabilities		$(118)	$(118)
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
▪Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2024, the fair value of the Company’s debt obligations was estimated at $36.6 billion, compared to a carrying amount of $38.4 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.
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
McDonald's Corporation 2024 Annual Report 49

The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2024 and 2023:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2024	2023	Balance Sheet Classification	2024	2023
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$125	$9	Accrued payroll and other liabilities	$(1)	$(37)
Interest rate	Prepaid expenses and other current assets	34	4	Accrued payroll and other liabilities	(6)	(4)
Foreign currency	Miscellaneous other assets	40	2	Other long-term liabilities	—	(14)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(34)	(58)
Total derivatives designated as hedging instruments		$199	$15		$(41)	$(113)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$135	$—
Foreign currency	Prepaid expenses and other current assets	—	6	Accrued payroll and other liabilities	$—	$(5)
Equity	Miscellaneous other assets	—	189
Total derivatives not designated as hedging instruments		$135	$195		$—	$(5)
Total derivatives		$334	$210		$(41)	$(118)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2024 and 2023, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2024	2023	2024	2023	2024	2023
Foreign currency	Nonoperating income/expense	$126	$(40)	$(1)	$20
Interest rate	Interest expense	38	15	1	1
Cash flow hedges		$164	$(25)	$—	$21

Foreign currency denominated debt	Nonoperating income/expense	$891	$(435)
Foreign currency derivatives	Nonoperating income/expense	114	40
Foreign currency derivatives(1)	Interest expense					$45	$26
Net investment hedges		$1,005	$(395)			$45	$26

Foreign currency	Nonoperating income/expense					$(3)	$4
Equity	Selling, general & administrative expenses					(9)	27
Undesignated derivatives						$(12)	$31
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2024, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $770 million, which included a decrease of $40 million of cumulative hedging adjustments. For the year ended December 31, 2024, the Company recognized a $22 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2024, the Company had derivatives outstanding with an equivalent notional amount of $2.0 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against the variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected future cash flows. As of December 31, 2024, the Company had derivatives outstanding with a notional amount of $500 million that hedge a portion of forecasted cash flows.
Based on market conditions at December 31, 2024, the $119 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
McDonald's Corporation 2024 Annual Report 50

Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2024, $13.1 billion of the Company's third-party foreign currency denominated debt, $168 million of the Company's intercompany foreign currency denominated debt and $1.9 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
Undesignated Hedges
The Company enters into certain derivatives that are not designated for hedge accounting. Therefore, the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts to hedge market-driven changes in certain of its supplemental benefit plan liabilities. The Company may also use certain investments to hedge changes in these liabilities. Changes in the fair value of these derivatives or investments are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. The changes in the fair value of these derivatives are recognized in non-operating (income) expense, net, along with the currency gain or loss from the hedged balance sheet position.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2024 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2024, the Company was required to post $21 million of collateral due to the negative fair value of certain derivative positions.
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
Refer to the Share-based Compensation footnote on page 63 of this Form 10-K for additional information.
PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2024–3.6; 2023–4.4; 2022–4.8. Share-based compensation awards that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2024–1.9; 2023–2.0; 2022–1.5.
CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2024, Cash and equivalents was $1.1 billion of which $451 million consisted of certificates of deposit.
McDonald's Corporation 2024 Annual Report 51

Segment and Geographic Information

McDonald’s operates under an organizational structure with the following global business segments reflecting how management reviews and evaluates operating performance:
•U.S. - the Company’s largest market. The segment is 95% franchised as of December 31, 2024.
•International Operated Markets - comprised of markets, or countries in which the Company operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of December 31, 2024.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s system, including equity method investments in China and Japan. Corporate activities are also reported in this segment. The segment is 99% franchised as of December 31, 2024.
In April 2022, the Company completed the divestiture of Dynamic Yield. Prior to this date, financial performance relating to Dynamic Yield is reflected within the International Developmental Licensed Markets & Corporate segment.
The Company's chief operating decision makers are the President and CEO and the Executive Vice President and Global Chief Financial Officer ("CFO"). Segment performance and resource allocation are evaluated based on one measure of a segment's profit or loss, operating income.
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

McDonald's Corporation 2024 Annual Report 52

In millions	2024	2023	2022
U.S.	$10,631	$10,568	$9,588
International Operated Markets	12,628	12,382	11,297
International Developmental Licensed Markets & Corporate	2,661	2,543	2,297
Total Revenues	$25,920	$25,494	$23,183
U.S.	$1,294	$1,286	$1,244
International Operated Markets	1,231	1,170	1,086
International Developmental Licensed Markets & Corporate	11	19	20
Total Franchised restaurants-occupancy expenses	$2,536	$2,475	$2,350
U.S.	$2,780	$2,732	$2,406
International Operated Markets	4,765	4,707	4,266
International Developmental Licensed Markets & Corporate	790	785	709
Total Company-operated restaurant expenses	$8,334	$8,224	$7,381
U.S.	$654	$661	$692
International Operated Markets	631	635	629
International Developmental Licensed Markets & Corporate	1,573	1,521	1,541
Total Selling, general & administrative expenses	$2,858	$2,817	$2,863
U.S.	$170	$195	$110
International Operated Markets	55	39	1,390
International Developmental Licensed Markets & Corporate	254	97	(282)
Total Other segment items*	$480	$331	$1,218
U.S.	$5,733	$5,694	$5,136
International Operated Markets	5,946	5,831	3,926
International Developmental Licensed Markets & Corporate	33	121	309
Total Operating income	$11,712	$11,647	$9,371
U.S.	$22,547	$22,477	$21,793
International Operated Markets	23,491	23,947	21,979
International Developmental Licensed Markets & Corporate	9,143	9,723	6,663
Total Assets	$55,182	$56,147	$50,436
U.S.	$1,055	$963	$860
International Operated Markets	1,661	1,340	1,015
International Developmental Licensed Markets & Corporate	58	54	24
Total Capital expenditures	$2,775	$2,357	$1,899
U.S.	$980	$969	$912
International Operated Markets	730	679	641
International Developmental Licensed Markets & Corporate	387	330	318
Total Depreciation & amortization**	$2,097	$1,978	$1,871
*Other segment items is the difference between revenues less the significant expenses disclosed and operating income. This includes other restaurant expenses and other operating expenses detailed in the Other operating (income) expense, net footnote on page 56 of this Form 10-K.
**Total depreciation & amortization is included within the respective expense lines disclosed above, such as Company-operated restaurant expenses, Franchised restaurants-occupancy expenses, and Selling, general & administrative expenses.
Total long-lived assets, primarily property and equipment and the Company's Lease right-of-use asset, were (in billions)–Consolidated: 2024–$39.6; 2023–$39.5; U.S. based: 2024–$20.2; 2023–$19.9.

McDonald's Corporation 2024 Annual Report 53

Property and Equipment

Net property and equipment consisted of:

In millions	'December 31, 2024	2023
Land	$7,253	$7,081
Buildings and improvements on owned land	20,487	20,059
Buildings and improvements on leased land	13,417	13,322
Equipment, signs and seating	2,586	2,693
Other	434	414
Property and equipment, at cost	44,177	43,570
Accumulated depreciation and amortization	(18,882)	(18,662)
Net property and equipment	$25,295	$24,908
Depreciation and amortization expense for property and equipment was $1.5 billion for the years ended December 31, 2024, 2023 and 2022. The increase in Net property and equipment was primarily driven by higher capital expenditures as a result of the Company's Restaurant Development growth pillar under its Accelerating the Arches strategy.

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
Revenues from franchised restaurants consisted of:

In millions	2024	2023	2022
Rents	$10,017	$9,840	$9,046
Royalties	5,606	5,531	5,006
Initial fees	92	66	54
Revenues from franchised restaurants	$15,715	$15,437	$14,106
Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2025	$1,455	$1,425	$2,880
2026	1,401	1,361	2,762
2027	1,353	1,301	2,654
2028	1,298	1,236	2,534
2029	1,227	1,166	2,393
Thereafter	8,462	7,913	16,375
Total minimum payments	$15,196	$14,402	$29,598
At December 31, 2024, net property and equipment under franchise arrangements totaled $20.6 billion (including land of $6.4 billion) after deducting accumulated depreciation and amortization of $14.9 billion.

McDonald's Corporation 2024 Annual Report 54

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
The following table provides detail of rent expense:

In millions	2024	2023	2022
Restaurants	$1,531	$1,491	$1,416
Other	51	51	60
Total rent expense	$1,582	$1,542	$1,476
Rent expense included variable lease payments in excess of minimum rents (in millions) as follows–Company-owned and operated restaurants: 2024–$55; 2023–$56; 2022–$40. Franchised restaurants: 2024–$271; 2023–$261; 2022–$209. These variable lease payments are primarily based on a percent of sales.
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
The following table details amounts related to operating and finance leases recorded within the Company’s Consolidated Balance Sheet.

December 31, 2024
In millions	Operating	Finance	Total
Lease right-of use asset, net	$11,319	$2,020	$13,339
Current lease liability	625	11	636
Long-term lease liability	11,118	1,770	12,888

December 31, 2023
In millions	Operating	Finance	Total
Lease right-of use asset, net	$11,724	$1,790	$13,514
Current lease liability	643	45	688
Long-term lease liability	11,528	1,530	13,058
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.
The following table summarizes the weighted average remaining lease term and discount rate used for leases as of December 31, 2024 and 2023:

	2024	2023
Weighted-average remaining lease term - operating leases	17 years	17 years
Weighted-average remaining lease term - finance leases	28 years	28 years
Weighted-average discount rate - operating leases	4.1%	4.0%
Weighted-average discount rate - finance leases	4.0%	3.6%
The Company makes cash payments related to its operating and finance lease liabilities, of which the majority are recorded within operating activities on the Consolidated Statement of Cash Flows. For each of the three years reflected within its cash flow statement, the Company made total payments of approximately $1.5 billion. Of these total payments, approximately 3% related to the Company’s repayment of the principal portion of finance lease liabilities, and were recorded within financing activities on the Consolidated Statement of Cash Flows. Lease right-of-use assets obtained in exchange for operating and finance lease liabilities totaled approximately $626 million and $297 million, respectively, during the year ended December 31, 2024.

McDonald's Corporation 2024 Annual Report 55

As of December 31, 2024, maturities of lease liabilities for the Company's lease portfolio were as follows:

In millions	Operating	Finance	Total*
2025	$1,087	$91	$1,178
2026	1,042	93	1,135
2027	1,013	94	1,107
2028	972	95	1,067
2029	939	96	1,035
Thereafter	10,897	2,543	13,440
Total lease payments	$15,950	$3,012	$18,962
Less: imputed interest	4,206	1,232	5,438
Present value of lease liability	$11,744	$1,780	$13,524
* Total lease payments include option periods that are reasonably certain of being exercised.
The decrease in the present value of the lease liability since December 31, 2023 is approximately $222 million. The lease liability will continue to be impacted by new leases, lease modifications, lease terminations, reevaluation of lease terms, and foreign currency.

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

Other Operating (Income) Expense, Net

In millions	2024	2023	2022
Gains on sales of restaurant businesses	$(94)	$(103)	$(60)
Equity in earnings of unconsolidated affiliates	(157)	(153)	(113)
Asset dispositions and other (income) expense, net	100	(7)	137
Impairment and other charges (gains), net	291	362	1,010
Total	$139	$99	$974
▪Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at maintaining an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of the Company's business.
▪Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results for markets primarily in the International Developmental Licensed Markets segment, as well as in the International Operated Markets segment. For foreign affiliated markets—primarily China and Japan—results are reported net of interest expense and income taxes.
▪Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings, reserves for bad debts, asset write-offs due to restaurant reinvestment, sale of properties, and other miscellaneous income and expenses.
▪Impairment and other charges (gains), net
Impairment and other charges (gains), net includes losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value, charges associated with strategic initiatives, such as refranchising and restructuring activities, as well as realized gains/losses from the divestiture of ownership percentages of subsidiaries. In 2024 this category reflected $221 million of pre-tax restructuring charges primarily related to Accelerating the Organization and net pre-tax charges of $70 million primarily consisting of property sale gains, transaction costs and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel. In 2023 this category included $290 million of pre-tax charges related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization, and $72 million of pre-tax charges related to the write-off of impaired software no longer in use. In 2022 this category included $1.3 billion of pre-tax charges related to the sale of the Company's business in Russia and a pre-tax gain of $271 million related to the Company's sale of its Dynamic Yield business.

McDonald's Corporation 2024 Annual Report 56

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
The Company incurred $221 million of restructuring charges related to Accelerating the Organization for the year ended December 31, 2024, which brings total restructuring charges to $471 million since the initiative commenced. These restructuring charges were recorded in the Other operating (income) expense, net line within the Consolidated Statement of Income. For the current year, restructuring charges primarily consisted of professional services costs. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2023
Accrued Balance at Beginning of Year	$—	$—	$—	$—
Restructuring Costs Incurred	96	32	122	250
Cash Payments	(52)	(21)	(99)	(172)
Other Non-Cash Items	(3)	—	(16)	(19)
Accrued Balance at December 31, 2023	$41	$11	$7	$59
2024
Accrued Balance at Beginning of Year	$41	$11	$7	$59
Restructuring Costs Incurred	6	1	214	221
Cash Payments	(24)	(8)	(205)	(237)
Other Non-Cash Items	—	—	(1)	(1)
Accrued Balance at December 31, 2024	$23	$4	$15	$42
Of the $221 million of restructuring charges incurred for the year ended December 31, 2024, $218 million was recorded in the International Developmental Licensed Markets & Corporate segment, the majority of which was recorded at Corporate, $2 million was recorded in the International Operated Markets segment and $1 million was recorded in the U.S.
Substantially all of the accrued restructuring balance recorded at December 31, 2024, related to the Company’s Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its GBS organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027. The Company currently expects to incur approximately $300 million of restructuring charges in 2025, primarily related to professional services costs.

McDonald's Corporation 2024 Annual Report 57

Equity Method Investments

The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records its proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company records its proportionate share of net income or loss within the Other operating (income) expense, net line on the Consolidated Statement of Income. The carrying value of the investments are recorded within the Investments in and advances to affiliates line on the Consolidated Balance Sheet. The Company has elected to record dividends received from its equity method investments under the nature of distribution approach, which provides for the recording of such distributions within the cash provided by operations section of the Consolidated Statement of Cash Flows to the extent that such distributions are from the normal operating or financing activities of the investee.
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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	December 31, 2024			December 31, 2023
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$1,973	20%	N/A	$238
McDonald's Japan Holdings Co., Ltd	35%	$1,849	$590	35%	$2,034	$597
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
As of December 31, 2024, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.5 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the year ended December 31, 2024 and December 31, 2023, respectively.

	Year Ended December 31,
In Millions	2024	2023
Revenue	$538	$481
Equity in Earnings	113	97
Accounts Receivable	157	155
Dividends Received	157	14

McDonald's Corporation 2024 Annual Report 58

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2024	2023	2022
U.S.	$3,282	$3,665	$1,846
Outside the U.S.	7,062	6,857	5,980
Income before provision for income taxes	$10,345	$10,522	$7,825
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2024	2023	2022
U.S. federal	$1,412	$1,340	$517
U.S. state	269	263	246
Outside the U.S.	1,014	1,137	1,230
Current tax provision	2,695	2,740	1,994
U.S. federal	(76)	(146)	(80)
U.S. state	(20)	(30)	(46)
Outside the U.S.	(478)	(511)	(220)
Deferred tax (benefit) provision	(574)	(686)	(346)
Provision for income taxes	$2,121	$2,053	$1,648
Net deferred tax (assets) liabilities consisted of:

In millions	December 31, 2024	2023
Lease right-of-use asset	$3,213	$3,323
Property and equipment	1,568	1,669
Intangible assets	187	264
Other	437	285
Total deferred tax liabilities	5,405	5,541
Lease liability	(3,292)	(3,384)
Intangible assets	(3,495)	(3,018)
Property and equipment	(469)	(642)
Deferred foreign tax credits	(50)	(82)
Employee benefit plans	(168)	(192)
Deferred revenue	(113)	(167)
Operating loss carryforwards	(195)	(267)
Other	(170)	(281)
Total deferred tax assets before valuation allowance	(7,951)	(8,033)
Valuation allowance	917	1,150
Net deferred tax (assets) liabilities	$(1,629)	$(1,342)
Balance sheet presentation:
Deferred income taxes	$1,914	$1,681
Other assets-miscellaneous	(3,543)	(3,023)
Net deferred tax (assets) liabilities	$(1,629)	$(1,342)
At December 31, 2024, the Company had net operating loss carryforwards of $819 million, of which $762 million has an indefinite carryforward. The remainder will expire at various dates from 2025 to 2041.
The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2024	2023	2022
Statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of related federal income tax benefit	1.9	1.8	2.0
Foreign income taxed at different rates	2.4	1.9	1.1
Tax impact of intercompany transactions	(1.1)	(0.7)	0.2
Global intangible low-tax income ("GILTI")	0.5	0.5	0.4
Foreign-derived intangible income ("FDII")	(3.4)	(2.7)	(4.2)
Nonoperating expense related to France audit settlement	—	—	1.4
Other, net	(0.8)	(2.3)	(0.8)
Effective income tax rates	20.5%	19.5%	21.1%
McDonald's Corporation 2024 Annual Report 59

Results for 2023 reflected income tax benefits primarily related to global audit progression and deferred tax adjustments. Results for 2022 reflected $239 million of net tax benefits related to the sale of the Company’s Russia and Dynamic Yield businesses and the unfavorable impact of the non-deductible $537 million of non-operating expense related to the settlement of a tax audit in France.
As of December 31, 2024 and 2023, the Company’s gross unrecognized tax benefits totaled $461 million and $588 million, respectively. After considering the deferred tax accounting impact, it is expected that about $425 million of the total as of December 31, 2024 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2024	2023
Balance at January 1	$588	$647
Decreases for positions taken in prior years	(133)	(82)
Increases for positions taken in prior years	131	28
Increases for positions related to the current year	47	41
Settlements with taxing authorities	(172)	(45)
Lapsing of statutes of limitations	—	—
Balance at December 31(1)	$461	$588
(1)Of this amount, $421 million and $319 million are included in Long-term income taxes for 2024 and 2023, respectively, and $40 million and $269 million are included in Income taxes for 2024 and 2023, respectively, on the Consolidated Balance Sheet.
The Company is currently under audit with the U.S. Internal Revenue Service (the "IRS") for tax years 2011 through 2012 and 2016 through 2021. As of December 31, 2024, the IRS examination for tax years 2011 and 2012 are awaiting final resolution with the IRS appeals team. Examination years 2016 through 2021 remain open as of the end of the period.
The Company is also under audit in multiple foreign tax jurisdictions, primarily related to transfer pricing, as well as multiple state tax jurisdictions. While the Company cannot estimate the impact to the effective tax rate, it is reasonably possible that the total amount of unrecognized tax benefits could decrease up to $45 million within the next 12 months. This would be due to the possible resolution of the aforementioned U.S. Federal, foreign and U.S. state tax audits and the expiration of the statute of limitations in multiple tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
During 2024, the Company finalized and settled certain tax examinations and remeasured other income tax reserves based on audit progression. It is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on the unrecognized tax benefit balance, it believes that the liabilities recorded are appropriate and adequate.
The Company accrued $17 million and $25 million for interest and penalties related to tax matters at December 31, 2024 and 2023, respectively. Costs recognized for interest and penalties related to tax matters in 2024 and 2023 were immaterial and $91 million in 2022. These amounts are included in the provision for income taxes.
As of December 31, 2024, the Company has accumulated undistributed earnings generated by its foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Cuts and Jobs Act of 2017. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. The Company has not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of the outside basis differences is not practicable.
McDonald's Corporation 2024 Annual Report 60

Employee Benefit Plans

The Company's 401(k) Plan is maintained for U.S.-based employees and includes a 401(k) feature, as well as an employer match. The 401(k) feature allows eligible participants to make pre-tax and Roth contributions that are matched each pay period (with an annual true-up) through cash contributions.
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
The Company also maintains certain unfunded nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive an annual Company-match allocation that cannot be made under the 401(k) Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401(k) Plan, net of expenses. Total liabilities were $413 million and $403 million at December 31, 2024 and 2023, respectively, and were primarily included in Other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2024, derivatives with a fair value of $135 million indexed to the Company’s stock and an investment totaling $226 million indexed to certain market indices were included in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives and investment are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the Consolidated Statement of Income because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401(k) Plan and nonqualified benefits were immaterial to the Consolidated Statement of Income. All other post-retirement benefits and post-employment benefits, both in the U.S. and at our international subsidiaries, were also immaterial to the Consolidated Statement of Income.

McDonald's Corporation 2024 Annual Report 61

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2024, the Company had a line of credit agreement of $4.0 billion, which expires in June 2028. The Company incurs fees of 0.08% per annum on the total commitment, which remained unused. Fees and interest rates on this line are primarily based on the Company's long-term credit rating assigned by Moody’s and Standard & Poor's. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 4.6% at December 31, 2024 (based on $5 million of foreign currency bank line borrowings and $790 million of commercial paper outstanding) and 5.4% at December 31, 2023 (based on $120 million of foreign currency bank line borrowings and $348 million of commercial paper outstanding). At December 31, 2024, $795 million of short-term borrowings and $3.0 billion of current maturities of other debt obligations, were classified as Long-term debt on the Consolidated Balance Sheet as they are supported by a long-term line of credit agreement expiring in June 2028.
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2024	2023	2024	2023
Fixed		4.2%	4.2%	$24,134	$23,383
Floating		5.7	6.9	1,290	1,097
Total U.S. Dollar	2025-2053			25,424	24,480
Fixed		2.5	2.4	8,875	10,781
Floating		5.3	6.6	311	331
Total Euro	2025-2035			9,186	11,112
Fixed		3.7	3.4	371	749
Floating		—	5.5	—	204
Total Australian Dollar	2026-2029			371	953
Total British Pounds Sterling - Fixed	2032-2054	4.1	4.1	1,559	1,585
Total Canadian Dollar - Fixed	2025-2031	4.0	3.1	1,390	755
Total Japanese Yen - Fixed	2030	2.9	2.9	79	89
Fixed		1.2	0.2	605	475
Floating		0.7	4.9	2	118
Total other currencies(2)	2025-2032			607	593
Debt obligations before fair value adjustments and deferred debt costs(3)				38,616	39,567
Fair value adjustments(4)				(40)	(62)
Deferred debt costs				(152)	(160)
Total debt obligations				$38,424	$39,345
(1)Weighted-average effective rate, computed on a semi-annual basis.
(2)Consists of Swiss Francs and Polish Zloty.
(3)Aggregate maturities for 2024 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2025–$0; 2026–$2,392; 2027–$3,036; 2028–$7,221; 2029–$3,394; Thereafter-$22,573. These amounts include a reclassification of short-term obligations totaling $3.8 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in June 2028.
(4)The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.

McDonald's Corporation 2024 Annual Report 62

Share-based Compensation

The Company maintains a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and RSUs to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plan was 29.7 million at December 31, 2024, including 19.1 million available for future grants.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2024	2023	2022
Share-based compensation expense	$172	$175	$167
After tax	$136	$155	$146
Earnings per common share-diluted	$0.19	$0.21	$0.20
As of December 31, 2024, there was $187 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.4 years.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
The following table presents the weighted-average assumptions used in the option pricing model for the 2024, 2023 and 2022 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2024	2023	2022
Expected dividend yield	2.3%	2.3%	2.2%
Expected stock price volatility	21.2%	21.6%	21.3%
Risk-free interest rate	4.1%	3.9%	1.9%
Expected life of options (in years)	5.8	5.8	5.7
Fair value per option granted	$59.82	$54.35	$42.12
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2024, 2023 and 2022, the total intrinsic value of stock options exercised was $269 million, $304 million and $242 million, respectively. Cash received from stock options exercised during 2024 was $328 million and the tax benefit realized from stock options exercised totaled $50 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2024, 2023 and 2022, and changes during the years then ended, is presented in the following table:

	2024				2023		2022
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	10.5	$189.78			11.4	$172.27	12.0	$156.13
Granted	1.2	288.92			1.2	266.70	1.6	252.97
Exercised	(1.9)	151.37			(2.0)	133.76	(1.9)	128.08
Forfeited/expired	(0.3)	262.34			(0.1)	244.95	(0.3)	225.93
Outstanding at end of year	9.5	$208.72	5.4	$773	10.5	$189.78	11.4	$172.27
Exercisable at end of year	6.7	$184.29	4.2	$706	7.2		7.7

McDonald's Corporation 2024 Annual Report 63

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
A summary of the Company’s RSU activity during the years ended December 31, 2024, 2023 and 2022 is presented in the following table:

	2024		2023		2022
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.2	$238.21	1.2	$222.32	1.3	$197.10
Granted	0.6	277.36	0.5	255.14	0.5	242.82
Vested	(0.6)	220.87	(0.4)	210.03	(0.4)	173.31
Forfeited	0.0	273.70	(0.1)	244.58	(0.2)	205.61
Nonvested at end of year	1.2	$275.37	1.2	$238.21	1.2	$222.32
The total fair value of RSUs vested during 2024, 2023 and 2022 was $173 million, $127 million and $110 million, respectively. The tax benefit realized from RSUs vested during 2024 was $34 million.

McDonald's Corporation 2024 Annual Report 64

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2024, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2024, 2023 and 2022 and the Company’s internal control over financial reporting as of December 31, 2024. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 25, 2025
McDonald's Corporation 2024 Annual Report 65

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McDonald’s Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Audit & Finance Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

McDonald's Corporation 2024 Annual Report 66

Measurement of Unrecognized Tax Benefits
Description of the Matter
As described in the Income Taxes footnote to the consolidated financial statements, the Company’s unrecognized tax benefits, which includes transfer pricing matters, totaled $461 million at December 31, 2024. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled.
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
Chicago, Illinois
February 25, 2025
McDonald's Corporation 2024 Annual Report 67

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of McDonald’s Corporation
Opinion on Internal Control over Financial Reporting
We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 25, 2025

McDonald's Corporation 2024 Annual Report 68

Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2024. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the consolidated financial statements.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2024. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	10,684,526	(1)	$215.96	19,051,924
Equity compensation plans not approved by security holders	—		—	—
Total	10,684,526		$215.96	19,051,924
(1)Includes 9,524,574 stock options and 1,159,952 restricted stock units granted under the McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan.
Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

Other Information

No officer (as defined in Rule 16a-1(f) under the Exchange Act) or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.
McDonald's Corporation 2024 Annual Report 69

Exhibits and Financial Statement Schedules

a.	(1)	All financial statements
		Consolidated financial statements are filed as part of this Form 10-K and begin on page 39 of this Form 10-K.

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
McDonald's Amended and Restated Deferred Compensation Plan, effective May 26, 2020, incorporated herein by reference from Exhibit 10(c) of Form 10-Q (File No. 001-05231), for the quarter ended June 30, 2020.*

(i)
First Amendment to the McDonald's Amended and Restated Deferred Compensation Plan, effective December 1, 2021, incorporated herein by reference from Exhibit 10(d)(i) of Form 10-K (File No. 001-05231), for the year ended December 31, 2021.*

(ii) Second Amendment to the McDonald’s Amended and Restated Deferred Compensation Plan, effective January 1, 2025, filed herewith, for the year ended December 31, 2024.*

(e)
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
Second Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2005, incorporated herein by reference from Exhibit 10(c)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2004.*

(iii) Third Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2025, filed herewith, for the year ended December 31, 2024.*

(f)
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

McDonald's Corporation 2024 Annual Report 70

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

(19)	Inside Information and Securities Trading Policy.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	McDonald’s Corporation Policy on Recoupment of Incentive Compensation, incorporated herein by reference from Exhibit 97 of Form 10-K (File No. 001-05231), for the year ended December 31, 2023.

(99.1)	Computation of Ratios.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Denotes compensatory plan.

**	Certain instruments defining the rights of holders of long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. An agreement to furnish a copy of any such instruments upon request has been filed with the Securities and Exchange Commission.
McDonald's Corporation 2024 Annual Report 71

Form 10-K Cross-Reference Index

Page reference

Part I
	Item 1	Business	Page 3
	Item 1A	Risk Factors	Page 28
	Item 1B	Unresolved Staff Comments	Not applicable
	Item 1C	Cybersecurity	Page 35
	Item 2	Properties	Page 37
	Item 3	Legal Proceedings	Page 37
	Item 4	Mine Safety Disclosures	Not applicable

Part II
	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Page 27
	Item 6	[Reserved]	Not applicable
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 7
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Page 23
	Item 8	Financial Statements and Supplementary Data	Page 39
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable
	Item 9A	Controls and Procedures	Page 69
	Item 9B	Other Information	Page 69
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable

Part III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 38, (a)
	Item 11	Executive Compensation	(a)
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 69, (a)
	Item 13	Certain Relationships and Related Transactions, and Director Independence	(a)
	Item 14	Principal Accountant Fees and Services	(a)

Part IV
	Item 15	Exhibits and Financial Statement Schedules	Page 70
	Item 16	Form 10-K Summary	Not applicable

Signatures			Page 73
(a) - The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2024.

McDonald's Corporation 2024 Annual Report 72

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Ian F. Borden
Ian F. Borden
Executive Vice President and Global Chief Financial Officer

February 25, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 25th day of February, 2025:

By	/s/ Ian F. Borden	By	/s/ Michael D. Hsu
	Ian F. Borden		Michael D. Hsu
	Executive Vice President and Global Chief Financial Officer		Director
(Principal Financial Officer)

By	/s/ Anthony G. Capuano	By	/s/ Christopher J. Kempczinski
	Anthony G. Capuano		Christopher J. Kempczinski
	Director		Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Kareem Daniel	By	/s/ John J. Mulligan
	Kareem Daniel		John J. Mulligan
	Director		Director

By	/s/ Lloyd H. Dean	By	/s/ Jennifer L. Taubert
	Lloyd H. Dean		Jennifer L. Taubert
	Director		Director

By	/s/ Lauren Elting	By	/s/ Paul S. Walsh
	Lauren Elting		Paul S. Walsh
	Vice President - Chief Accounting Officer and		Director
Corporate Controller
(Principal Accounting Officer)

By	/s/ Catherine M. Engelbert	By	/s/ Amy E. Weaver
	Catherine M. Engelbert		Amy E. Weaver
	Director		Director

By	/s/ Margaret H. Georgiadis	By	/s/ Miles D. White
	Margaret H. Georgiadis		Miles D. White
	Director		Director

McDonald's Corporation 2024 Annual Report 73