Form 10-Q
period 2025-03-31
MCDONALDS CORP
filed 2025-05-12
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
715,032,727
(Number of shares of common stock
outstanding as of March 31, 2025)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and equivalents	$1,238	$1,085
Accounts and notes receivable	2,387	2,383
Inventories, at cost, not in excess of market	51	56
Prepaid expenses and other current assets	1,060	1,074
Total current assets	4,735	4,599
Other assets
Investments in affiliates	2,751	2,710
Goodwill	3,186	3,145
Miscellaneous	6,265	6,095
Total other assets	12,202	11,950
Lease right-of-use asset, net	13,642	13,339
Property and equipment
Property and equipment, at cost	45,258	44,177
Accumulated depreciation and amortization	(19,509)	(18,882)
Net property and equipment	25,749	25,295
Total assets	$56,329	$55,182
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current maturities of long-term debt	$80	$—
Accounts payable	882	1,029
Lease liability	663	636
Income taxes	556	361
Other taxes	235	224
Accrued interest	401	482
Accrued payroll and other liabilities	1,191	1,129
Total current liabilities	4,008	3,861
Long-term debt	38,845	38,424
Long-term lease liability	13,175	12,888
Long-term income taxes	365	344
Deferred revenues - initial franchise fees	914	778
Other long-term liabilities	755	771
Deferred income taxes	1,721	1,914
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,423	9,281
Retained earnings	67,436	66,834
Accumulated other comprehensive income (loss)	(2,557)	(2,553)
Common stock in treasury, at cost; 945.6 and 945.4 million shares	(77,773)	(77,375)
Total shareholders’ equity (deficit)	(3,454)	(3,797)
Total liabilities and shareholders’ equity (deficit)	$56,329	$55,182
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2025	2024
Revenues
Revenues from franchised restaurants	$3,661	$3,723
Sales by Company-owned and operated restaurants	2,132	2,355
Other revenues	162	91
Total revenues	5,956	6,169
Operating costs and expenses
Franchised restaurants-occupancy expenses	620	627
Company-owned and operated restaurant expenses	1,859	2,035
Other restaurant expenses	140	68
Selling, general & administrative expenses
Depreciation and amortization	107	99
Other	575	622
Other operating (income) expense, net	7	(17)
Total operating costs and expenses	3,308	3,433
Operating income	2,648	2,736
Interest expense	376	372
Nonoperating (income) expense, net	(57)	(45)
Income before provision for income taxes	2,330	2,409
Provision for income taxes	461	479
Net income	$1,868	$1,929
Earnings per common share-basic	$2.61	$2.67
Earnings per common share-diluted	$2.60	$2.66
Dividends declared per common share	$1.77	$1.67
Weighted-average shares outstanding-basic	714.9	721.8
Weighted-average shares outstanding-diluted	718.2	725.9
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
	Quarters Ended
	March 31,
In millions	2025	2024
Net income	$1,868	$1,929
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	70	(115)
Reclassification of (gain) loss to net income	—	—
Foreign currency translation adjustments-net of tax benefit (expense) of $136 and $(93)	70	(115)
Cash flow hedges:
Gain (loss) recognized in AOCI	(52)	36
Reclassification of (gain) loss to net income	(15)	1
Cash flow hedges-net of tax benefit (expense) of $20 and $(12)	(67)	37
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(6)	11
Reclassification of (gain) loss to net income	(1)	(10)
Defined benefit pension plans-net of tax benefit (expense) of $0 and $1	(7)	1
Total other comprehensive income (loss), net of tax	(4)	(77)
Comprehensive income	$1,864	$1,852
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2025	2024
Operating activities
Net income	$1,868	$1,929
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	520	510
Deferred income taxes	(44)	(138)
Share-based compensation	45	50
Other	(73)	(31)
Changes in working capital items	111	70
Cash provided by operations	2,428	2,390
Investing activities
Capital expenditures	(551)	(547)
Purchases of restaurant businesses	(75)	(52)
Purchases of equity method investments	—	(1,820)
Sales of restaurant businesses	49	42
Sales of property	5	8
Other	(200)	(124)
Cash used for investing activities	(771)	(2,493)
Financing activities
Net short-term borrowings	(792)	(339)
Long-term financing issuances	1,498	—
Long-term financing repayments	(693)	(1,285)
Treasury stock purchases	(477)	(918)
Common stock dividends	(1,266)	(1,206)
Proceeds from stock option exercises	147	99
Other	40	(12)
Cash used for financing activities	(1,543)	(3,661)
Effect of exchange rates on cash and cash equivalents	39	21
Cash and equivalents increase (decrease)	153	(3,742)
Cash and equivalents at beginning of period	1,085	4,579
Cash and equivalents at end of period	$1,238	$838
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2023	1,660.6	$17	$8,893	$63,480	$(367)	$(6)	$(2,083)	(937.9)	$(74,640)	$(4,707)
Net income				1,929						1,929
Other comprehensive income (loss), net of tax					1	37	(115)			(77)
Comprehensive income										1,852
Common stock cash dividends ($1.67 per share)				(1,206)						(1,206)
Treasury stock purchases								(3.2)	(921)	(921)
Share-based compensation			50							50
Stock option exercises and other			58					1.2	41	99
Balance at March 31, 2024	1,660.6	$17	$9,001	$64,203	$(367)	$32	$(2,198)	(939.9)	$(75,520)	$(4,833)

For the quarter ended March 31, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2024	1,660.6	$17	$9,281	$66,834	$(393)	$119	$(2,279)	(945.4)	$(77,375)	$(3,797)
Net income				1,868						1,868
Other comprehensive income (loss), net of tax					(7)	(67)	70			(4)
Comprehensive income										1,864
Common stock cash dividends ($1.77 per share)				(1,266)						(1,266)
Treasury stock purchases								(1.5)	(447)	(447)
Share-based compensation			45							45
Stock option exercises and other			98					1.4	49	147
Balance at March 31, 2025	1,660.6	$17	$9,423	$67,436	$(400)	$52	$(2,209)	(945.6)	$(77,773)	$(3,454)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2024 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter ended March 31, 2025 do not necessarily indicate the results that may be expected for the full year.
Certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2025	2024
Conventional franchised	22,126	21,841
Developmental licensed	9,300	8,741
Foreign affiliated	10,294	9,283
Total Franchised	41,720	39,865
Company-owned and operated	2,036	2,153
Total Systemwide restaurants	43,756	42,018
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying Condensed Consolidated Financial Statements.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 3.3 million shares and 4.1 million shares for the quarters ended March 31, 2025 and March 31, 2024, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 2.2 million shares and 2.1 million shares for the quarters ended March 31, 2025 and March 31, 2024, respectively.

Recent Accounting Pronouncements
Recent Accounting Pronouncements Not Yet Adopted
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
The Company incurred $66 million and $44 million of restructuring charges related to Accelerating the Organization in the three months ended March 31, 2025 and 2024, respectively. These restructuring charges were recorded in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2025
Accrued Balance at Beginning of Year	$23	$4	$15	$42
Restructuring Costs Incurred	17	—	49	66
Cash Payments	(5)	—	(31)	(36)
Other Non-Cash Items	—	—	1	1
Accrued Balance at March 31, 2025	$35	$4	$34	$73
Of the $66 million of restructuring charges incurred in the three months ended March 31, 2025, $48 million was recorded primarily at Corporate and $18 million was recorded in the International Operated Markets.
Substantially all of the accrued restructuring balance recorded at March 31, 2025, related to the Company's Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services ("GBS") organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027, with $537 million of total restructuring charges incurred since the initiative commenced in 2023. The Company currently expects to incur approximately $300 million of restructuring charges in 2025, primarily related to professional services costs.

Equity Method Investments
The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records its proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company records its proportionate share of net income or loss within the Other operating (income) expense, net line on the Condensed Consolidated Statement of Income. The carrying value of the investments are recorded within the Investments in affiliates line on the Condensed Consolidated Balance Sheet. The Company has elected to record dividends received from its equity method investments under the nature of distribution approach, which provides for the recording of such distributions within the cash provided by operations section of the Condensed Consolidated Statement of Cash Flows to the extent that such distributions are from the normal operating or financing activities of the investee.
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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	March 31, 2025			December 31, 2024
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,005	48%	N/A	$1,973
McDonald's Japan Holdings Co., Ltd	35%	$1,788	$625	35%	$1,849	$590
As of March 31, 2025, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.5 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the three months ended March 31, 2025 and March 31, 2024, respectively.

	Quarters Ended March 31,
In Millions	2025	2024
Revenue	$139	$134
Equity in Earnings	$51	$34
Accounts Receivable	$114	$112
Dividends Received	$15	$13

Income Taxes
The effective income tax rate was 19.8% and 19.9% for the three months ended March 31, 2025 and 2024, respectively.

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
There were no significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2024 Annual Report on Form 10-K.
At March 31, 2025, the fair value of the Company’s debt obligations was estimated at $37.2 billion, compared to a carrying amount of $38.9 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2025	December 31, 2024	Balance Sheet Classification	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$33	$125	Accrued payroll and other liabilities	$(62)	$(1)
Interest rate	Prepaid expenses and other current assets	—	34	Accrued payroll and other liabilities	(5)	(6)
Foreign currency	Miscellaneous other assets	7	40	Other long-term liabilities	(29)	—
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(27)	(34)
Total derivatives designated as hedging instruments		$40	$199		$(123)	$(41)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$146	$135	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	—	—	Accrued payroll and other liabilities	—	—
Total derivatives not designated as hedging instruments		$146	$135		$—	$—
Total derivatives		$186	$334		$(123)	$(41)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the three months ended March 31, 2025 and 2024, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2025	2024	2025	2024	2025	2024
Foreign currency	Nonoperating income/expense	$(51)	$43	$20	$(2)
Interest rate	Interest expense	(16)	4	—	—
Cash flow hedges		$(67)	$47	$20	$(2)

Foreign currency denominated debt	Nonoperating income/expense	$(504)	$349
Foreign currency derivatives	Nonoperating income/expense	(86)	37
Foreign currency derivatives(1)	Interest expense					$15	$7
Net investment hedges		$(590)	$386		$—	$15	$7

Foreign currency	Nonoperating income/expense					$(5)	$1
Equity	Selling, general & administrative expenses					11	(9)
Undesignated derivatives						$6	$(8)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At March 31, 2025, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $793 million, which included a decrease of $32 million of cumulative hedging adjustments. For the three months ended March 31, 2025, the Company recognized an $8 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.

Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2025, the Company had derivatives outstanding with an equivalent notional amount of $2.1 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at March 31, 2025, the $52 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2025, $12.9 billion of the Company's third-party foreign currency denominated debt, $176 million of the Company's intercompany foreign currency denominated debt and $3.3 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
Undesignated Derivatives
The Company enters into certain derivatives that are not designated for hedge accounting. Therefore, the changes in the fair value of these derivatives are recognized immediately in earnings together with the gain or loss from the hedged balance sheet position. As an example, the Company enters into equity derivative contracts, to hedge market-driven changes in certain of its supplemental benefit plan liabilities. The Company may also use certain investments to hedge changes in these liabilities. Changes in the fair value of these derivatives or investments are recorded in Selling, general & administrative expenses together with the changes in the supplemental benefit plan liabilities. In addition, the Company uses foreign currency forwards to mitigate the change in fair value of certain foreign currency denominated assets and liabilities. The changes in the fair value of these derivatives are recognized in Nonoperating (income) expense, net, along with the currency gain or loss from the hedged balance sheet position.
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2025 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2025, the Company was required to post $36 million of collateral due to the negative fair value of certain derivative positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended
	March 31,
In millions	2025	2024

Rents	$2,313	$2,381
Royalties	1,330	1,326
Initial fees	18	15
Revenues from franchised restaurants	$3,661	$3,723

Segment Information
The Company operates under the following global organizational structure, reflecting how management reviews and evaluates operating performance:
•U.S. segment - the Company's largest market. The segment is 95% franchised as of March 31, 2025.
•International Operated Markets segment - comprised of markets or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of March 31, 2025.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan, as well as Corporate activities. The International Developmental Licensed Markets are 99% franchised as of March 31, 2025.
The Company's chief operating decision makers are the President and Chief Executive Officer ("CEO") and the Executive Vice President and Global Chief Financial Officer ("CFO"). Segment performance and resource allocation are evaluated based on one measure of a segment's profit or loss, operating income.
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

	Quarters Ended
	March 31,
In millions	2025	2024
U.S.	$2,494	$2,560
International Operated Markets	2,916	2,987
International Developmental Licensed Markets & Corporate	546	621
Total Revenues	$5,956	$6,169
U.S.	$319	$324
International Operated Markets	301	298
International Developmental Licensed Markets & Corporate	—	4
Total Franchised restaurants-occupancy expenses	$620	$627
U.S.	$645	$674
International Operated Markets	1,123	1,158
International Developmental Licensed Markets & Corporate	91	203
Total Company-operated restaurant expenses	$1,859	$2,035
U.S.	$143	$141
International Operated Markets	161	161
International Developmental Licensed Markets & Corporate	378	418
Total Selling, general, & administrative expenses	$682	$720
U.S.	$85	$26
International Operated Markets	42	5
International Developmental Licensed Markets & Corporate	20	21
Total Other segment items*	$147	$51
U.S.	$1,302	$1,395
International Operated Markets	1,289	1,365
International Developmental Licensed Markets & Corporate	57	(25)
Total Operating income	$2,648	$2,736
U.S.	$22,638	$22,333
International Operated Markets	24,723	23,521
International Developmental Licensed Markets & Corporate	8,968	7,659
Total Assets	$56,329	$53,513
U.S.	$225	$210
International Operated Markets	322	311
International Developmental Licensed Markets & Corporate	4	25
Total Capital expenditures	$551	$547
U.S.	$241	$247
International Operated Markets	182	177
International Developmental Licensed Markets & Corporate	98	86
Total Depreciation & amortization**	$520	$510
*Other segment items is the difference between revenues less the significant expenses disclosed and operating income. This includes other restaurant expenses and other operating expenses included in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income.
**Total depreciation & amortization is included within the respective expense lines disclosed above, such as Company-operated restaurant expenses, Franchised restaurants-occupancy expenses, and Selling, general & administrative expenses.

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Basis of Presentation
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto, and the audited Consolidated Financial Statements and notes thereto included in our 2024 Annual Report on Form 10-K.
Certain columns and rows in financial tables within management's discussion and analysis of financial condition and results of operations may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.
Overview
The Company franchises and owns and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 43,756 McDonald's restaurants at March 31, 2025, approximately 95% were franchised.
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, there is the International Developmental Licensed Markets & Corporate, which includes the results of over 75 countries, as well as Corporate activities.
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
The Company’s revenues consist of sales by Company-owned and operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company’s Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology and digital platforms, and revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand.
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
While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets (primarily China and Japan) within the International Developmental Licensed Markets as well as a limited number of individual restaurants within the International Operated Markets, where the Company also has an equity investment and records its share of net results in equity in earnings of unconsolidated affiliates.

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
Through its size and scale, the Company embraces and prioritizes its role and commitment to the communities in which it operates through its purpose to feed and foster communities, and its mission to make delicious feel-good moments easy for everyone. The Company is guided by five core values that define who it is and how it runs the business across the three-legged stool of McDonald's franchisees, suppliers and employees:
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
•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products that are beloved by customers around the world such as our World Famous Fries, Big Mac, Quarter Pounder and Chicken McNuggets, which are some of our seventeen unique billion-dollar brands. Building on its foundational strength with burgers, the Company will continue to evolve and innovate its longest-standing menu item with plans to implement “Best Burger”; a series of operational and formulation changes designed to deliver hotter, juicier, tastier burgers to nearly all markets by the end of 2026. Further, the Company is focused on continuing to gain share in the rapidly growing chicken category, as we continue to aggressively grow our chicken brands. This includes plans to offer the McCrispy sandwich in nearly all major markets by the end of 2025 and to extend the McCrispy brand into strips and wraps in several markets. These planned innovations and new menu offerings reflect the Company’s ability to meet evolving customer preferences. The Company also continues to see a significant opportunity with beverages and desserts to drive long-term growth.

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
◦Restaurant Development: The Company will continue to accelerate the pace of restaurant openings to attempt to fully capture the demand being driven through our Strategy in many of our largest markets. In 2025, the Company plans to open about 2,200 new restaurants (gross) across the globe, which will contribute to slightly over 4% new unit growth (net of closures). Further, the Company continues to build on its industry-leading development, by progressing toward the targeted expansion to 50,000 restaurants by the end of 2027, which would make it the fastest period of restaurant unit growth in Company history.
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

•Company: The Company is building a modern company platform, through our GBS organization, that unlocks speed and innovation throughout the organization, to enable further growth as it modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people.
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

First Quarter 2025 Financial Performance
Global comparable sales decreased 1.0% (excluding Leap Day in the prior year, global comparable sales were essentially flat):
•U.S. decreased 3.6%. Comparable sales results were primarily driven by negative comparable guest counts.
•International Operated Markets decreased 1.0%. Comparable sales reflected mixed results across the markets, primarily impacted by negative comparable sales in the U.K.
•International Developmental Licensed Markets increased 3.5%. Positive comparable sales were primarily driven by the Middle East and Japan.
In addition to the comparable sales results, the Company had the following financial results:
•Consolidated revenues decreased 3% (2% in constant currencies).
•Systemwide sales decreased 1% (increased 1% in constant currencies).
•Consolidated operating income decreased 3% (1% in constant currencies). Results reflected pre-tax charges of $66 million and $35 million for the current year and prior year, respectively, primarily related to restructuring charges associated with Accelerating the Organization. Excluding these current and prior year charges, consolidated operating income decreased (2)% (flat in constant currencies).
•Diluted earnings per share was $2.60, a decrease of 2% (1% in constant currencies). Excluding the current year charges described above of $0.07 per share, diluted earnings per share was $2.67, a decrease of 1% (increase of 1% in constant currencies) when also excluding prior year charges.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended March 31,	2025	2024	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$3,661	$3,723	(2)%
Sales by Company-owned and operated restaurants	2,132	2,355	(9)
Other revenues	162	91	78
Total revenues	5,956	6,169	(3)
Operating costs and expenses
Franchised restaurants-occupancy expenses	620	627	(1)
Company-owned and operated restaurant expenses	1,859	2,035	(9)
Other restaurant expenses	140	68	n/m
Selling, general & administrative expenses
Depreciation and amortization	107	99	9
Other	575	622	(7)
Other operating (income) expense, net	7	(17)	n/m
Total operating costs and expenses	3,308	3,433	(4)
Operating income	2,648	2,736	(3)
Interest expense	376	372	1
Nonoperating (income) expense, net	(57)	(45)	27
Income before provision for income taxes	2,330	2,409	(3)
Provision for income taxes	461	479	(4)
Net income	$1,868	$1,929	(3)%
Earnings per common share-basic	$2.61	$2.67	(2)%
Earnings per common share-diluted	$2.60	$2.66	(2)%
n/m Not meaningful

Impact of the War in the Middle East
The Company’s Systemwide sales and revenue have continued to be negatively impacted by the war in the Middle East, primarily in the International Developmental Licensed Markets, where the majority of restaurants are under a developmental license or affiliate arrangement. The Company is monitoring the evolving situation, which it expects to continue to have a negative impact on Systemwide sales and revenue until the war concludes and the macroeconomic conditions recover. The Company generally does not invest any restaurant capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.
Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the weakening of all major currencies against the U.S. Dollar, primarily driven by the Euro.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2025	2024	2025
Revenues	$5,956	$6,169	$(114)
Franchised margins	3,041	3,096	(55)
Company-owned and operated margins	273	320	(7)
Selling, general & administrative expenses	682	720	5
Operating income	2,648	2,736	(59)
Net income	1,868	1,929	(30)
Earnings per share-diluted	$2.60	$2.66	$(0.04)

Net Income and Diluted Earnings per Share
Net income decreased 3% (2% in constant currencies) to $1,868 million, and diluted earnings per share decreased 2% (1% in constant currencies) to $2.60. Foreign currency translation had a negative impact of $0.04 on diluted earnings per share.
Results included pre-tax charges of $66 million, or $0.07 per share, for the three months ended March 31, 2025 and $35 million, or $0.04 per share, for the three months ended March 31, 2024, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization).
Excluding the above items, operating income performance was primarily driven by lower Franchised and Company-owned and operated margins.
During the quarter, the Company paid a quarterly dividend of $1.77 per share, or $1.3 billion. Additionally, the Company repurchased 1.5 million shares of stock for $447 million.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended March 31,
	Net Income				Earnings per share - diluted
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$1,868	$1,929	(3)%	(2)%	$2.60	$2.66	(2)%	(1)%
(Gains)/Charges	51	27			0.07	0.04
Non-GAAP	$1,919	$1,957	(2)%	—%	$2.67	$2.70	(1)%	1%

Revenues
The Company's revenues consist of fees from restaurants owned and operated by franchisees, developmental licensees and affiliates and sales by Company-owned and operated restaurants. Revenues from conventional franchised restaurants include rent and royalties based on a percent of sales with minimum rent payments, and initial fees. Revenues from restaurants licensed to developmental licensees and affiliates include a royalty based on a percent of sales, and generally include initial fees. The Company’s Other revenues are primarily comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology and digital platforms and revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald’s brand.
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at March 31, 2025. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended March 31,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$1,679	$1,728	(3)%	(3)%
International Operated Markets	1,554	1,585	(2)	1
International Developmental Licensed Markets & Corporate	429	409	5	9
Total	$3,661	$3,723	(2)%	—%
Company-owned and operated sales
U.S.	$724	$781	(7)%	(7)%
International Operated Markets	1,309	1,362	(4)	—
International Developmental Licensed Markets & Corporate	99	212	(53)	n/m
Total	$2,132	$2,355	(9)%	(7)%
Total Franchised revenues and Company-owned and operated sales
U.S.	$2,403	$2,509	(4)%	(4)%
International Operated Markets	2,862	2,947	(3)	—
International Developmental Licensed Markets & Corporate	528	621	(15)	(13)
Total	$5,793	$6,078	(5)%	(3)%

Total Other revenues	$162	$91	78%	81%

Total Revenues	$5,956	$6,169	(3)%	(2)%
n/m Not meaningful
•Total Franchised revenues and Company-owned and operated sales decreased 5% (3% in constant currencies). U.S. revenues reflected negative sales performance and International Operated Markets' revenues were negatively impacted by foreign currency translation. International Developmental Licensed Markets & Corporate revenues were impacted by the prior year sale of McDonald's business in South Korea, partly offset by the prior year acquisition of McDonald's business in Israel and positive sales performance.
Comparable Sales
The following table presents the percent change in comparable sales for the three months ended March 31, 2025 and 2024:

	Increase/(Decrease)
	Quarters Ended March 31,
	2025	2024
U.S.	(3.6)%	2.5%
International Operated Markets	(1.0)	2.7
International Developmental Licensed Markets	3.5	(0.2)
Total	(1.0)%	1.9%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the three months ended March 31, 2025:

SYSTEMWIDE SALES*
	Quarter Ended March 31, 2025
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	(3)%	(3)%
International Operated Markets	(2)	1
International Developmental Licensed Markets	5	9
Total	(1)%	1%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the three months ended March 31, 2025 and 2024:

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$11,771	$12,086	(3)%	(3)%
International Operated Markets	8,984	9,166	(2)	1
International Developmental Licensed Markets	8,048	7,565	6	10
Total	$28,804	$28,816	—%	2%

Ownership type
Conventional franchised	$20,632	$21,165	(3)%	(1)%
Developmental licensed	4,944	4,611	7	13
Foreign affiliated	3,227	3,040	6	8
Total	$28,804	$28,816	—%	2%

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

RESTAURANT MARGINS
Dollars in millions
			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2025	2024
Franchised
U.S.	$1,360	$1,405	(3)%	(3)%
International Operated Markets	1,252	1,287	(3)	—
International Developmental Licensed Markets & Corporate	429	405	6	10
Total	$3,041	$3,096	(2)%	—%
Company-owned and operated
U.S.	$79	$107	(26)%	(26)%
International Operated Markets	186	203	(8)	(5)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$273	$320	(15)%	(12)%
Total restaurant margins
U.S.	$1,440	$1,512	(5)%	(5)%
International Operated Markets	1,438	1,490	(3)	—
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,314	$3,416	(3)%	(1)%

n/m Not meaningful
•Franchised margins reflected negative sales performance in the U.S. and the negative impact of foreign currency translation in the International Operated Markets. International Developmental Licensed Markets & Corporate reflected positive sales performance. Franchised margins represented more than 90% of restaurant margin dollars.
•Company-owned and operated margins in the U.S. reflected negative sales performance and the negative impact of foreign currency translation in the International Operated Markets. The U.S. and International Operated Markets were also impacted by ongoing inflationary cost pressures.
•Total restaurant margins included depreciation and amortization expense of $413 million and $411 million for the three months ended March 31, 2025 and 2024, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses decreased $38 million or 5% (5% in constant currencies). Results primarily reflect the timing of investments in digital and technology, as well as transformation efforts, under our Accelerating the Arches strategy and the comparison to prior year costs related to the 2024 Worldwide Owner/Operator convention.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.2% and 2.3% for the three months ended March 31, 2025 and 2024, respectively.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended
	March 31,
	2025	2024
Gains on sales of restaurant businesses	$(8)	$(9)
Equity in earnings of unconsolidated affiliates	(62)	(45)
Asset dispositions and other (income) expense, net	11	2
Impairment and other charges (gains), net	66	35
Total	$7	$(17)
•Equity in earnings of unconsolidated affiliates reflected higher equity in earnings in China as a result of improved operating performance and the Company's increased ownership in Grand Foods Holding when compared to the same period in 2024.
•Impairment and other charges (gains), net reflected pre-tax charges of $66 million and $35 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended March 31,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,302	$1,395	(7)%	(7)%
International Operated Markets	1,289	1,365	(6)	(2)
International Developmental Licensed Markets & Corporate	57	(25)	n/m	n/m
Total	$2,648	$2,736	(3)%	(1)%
Operating margin	44.5%	44.3%
•Operating income decreased $87 million or 3% (1% in constant currencies). Results reflected pre-tax charges of $66 million and $35 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended March 31,
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$2,648	$2,736	(3)%	(1)%
(Gains)/charges	66	35
Non-GAAP operating income	$2,714	$2,771	(2)%	—%

Non-GAAP operating margin	45.6%	44.9%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section above for details of the charges in this table.

•Excluding the charges for the three months ended March 31, 2025 and 2024 shown in the table above, operating income decreased 2% (flat in constant currencies). Results primarily reflected lower sales-driven Franchised and Company-owned and operated margins in the U.S. and International Operated Markets, partly offset by positive operating results in International Developmental Licensed Markets & Corporate primarily due to lower Selling, general, and administrative expenses.
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

The increase in non-GAAP operating margin was primarily due to the prior year sale of McDonald's business in South Korea and lower Selling, general and administrative expenses, partly offset by the prior year acquisition of McDonald's business in Israel and lower Franchised and Company-owned and operated margin dollars.
Interest Expense
•Interest expense increased 1% (2% in constant currencies) primarily due to higher average debt balances as well as higher average interest rates.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2025	2024
Interest income	$(17)	$(47)
Foreign currency and hedging activity	(18)	5
Other (income) expense, net	(23)	(3)
Total	$(57)	$(45)
•Interest income decreased due to lower average cash balances.

Income Taxes
•The effective income tax rate was 19.8% and 19.9% for the three months ended March 31, 2025 and 2024, respectively.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $2.4 billion and exceeded capital expenditures by $1.9 billion. Cash provided by operations slightly increased compared to the prior year primarily due to changes in working capital.
Cash used for investing activities totaled $771 million, a decrease of $1.7 billion primarily due to the Company's increased ownership stake in McDonald's China business in the prior year.
Cash used for financing activities totaled $1.5 billion, a decrease of $2.1 billion. The decrease was primarily due to $1.5 billion of debt issuances in the current year.

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
•The Company expects 2025 capital expenditures to be between $3.0 and $3.2 billion, with the majority directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open approximately 2,200 restaurants. The Company expects to open about 600 restaurants in the U.S. and International Operated Markets, and that developmental licensees and affiliates will contribute capital towards about 1,600 restaurant openings in their respective markets. The Company expects nearly 1,800 net restaurant additions in 2025.
•The Company expects to achieve a free cash flow conversion rate in the low-to-mid 80% range.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in the "Recent Accounting Pronouncements" section in Part I, Item 1 of this report.

Cautionary Statement Regarding Forward-Looking Statements
The information in this report contains forward-looking statements about future events and circumstances and their effects upon revenues, expenses and business opportunities. Generally speaking, any statement in this report not based upon historical fact is a forward-looking statement. Forward-looking statements can also be identified by the use of forward-looking or conditional words, such as “could,” “should,” “can,” “continue,” “aim,” “estimate,” “forecast,” “intend,” “look,” “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “remain,” “confident,” “commit,” “enable,” “potential” and “trajectory” or similar expressions. In particular, statements regarding our plans, strategies, prospects and expectations regarding our business and industry are forward-looking statements. They reflect our expectations, are not guarantees of performance and speak only as of the dates the statements are made. Except as required by law, we do not undertake to update such forward-looking statements. You should not rely unduly on forward-looking statements.
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
Disruptions in operations or price volatility in a market can also result from governmental actions (whether proposed or realized, unilateral or bilateral), such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations, and asset seizures. Some or all of the above-referenced disruptions or volatility can also result from acts of war, terrorism or other hostilities. Such governmental actions may have a broader impact on macroeconomic conditions, geopolitical tensions, anti-American sentiment, consumer demand and the ability of us and our franchisees to operate in certain geographic areas, which in turn may have an adverse impact on our business and financial results.
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
We depend on the effectiveness of our supply chain management to assure a reliable and sufficient supply of quality products, equipment and other materials on favorable terms. Although many of these items are sourced from a wide variety of suppliers in countries around the world, certain items have limited suppliers, which increases our reliance on those suppliers. Supply chain interruptions and related price increases have in the past and may in the future adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, inflationary pressures, tariffs, unexpected increases in demand, transportation-related issues, labor-related issues, technology-related issues, weather-related events, natural disasters, acts of war, terrorism or other hostilities, or other factors beyond our control or that of our suppliers or franchisees. Interruptions in our System’s supply chain or ineffective contingency planning can increase our costs, impact ingredient quality, delay new restaurant openings, and/or limit the quality or availability of products, equipment and other materials that are critical to our System’s operations or to restaurant development.
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
Food safety concerns have had and may in the future have an adverse effect on our business. Our ability to increase sales and profits depends on our System’s ability to meet expectations for safe food and on our ability to manage the potential impact on McDonald’s of food-borne illnesses and food or product safety issues that may arise in the future, including in the supply chain, restaurants or delivery. Food safety is a top priority, and we dedicate substantial resources aimed at ensuring that our customers enjoy safe food products, including as our menu and service model evolve. However, food safety events, including instances of food-borne illness, have occurred within the food industry and our System from time to time and could occur in the future. Instances of food tampering, food contamination or food-borne illness, whether actual or perceived, could adversely affect our brand, reputation and financial results.
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
Severe weather conditions, natural disasters, acts of war, terrorism or other hostilities, social and geopolitical unrest, including anti-American sentiment, and climate change (or expectations or uncertainty about them) can adversely affect consumer confidence levels and behavior, supply availability and costs and local operations, including temporary restaurant closures and delayed new restaurant openings, in impacted markets, all of which can affect our results and prospects. Climate change may also increase the frequency and severity of weather-related events and natural disasters. Our receipt of proceeds under any insurance we maintain with respect to some of these risks may be delayed or the proceeds may be insufficient to cover our losses fully.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 regarding these matters.

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to the disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting the Company's business, refer to the “Risk Factors" section in Part I, Item 2 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities*
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2025	797,922	$287.94	797,922	$14,770,243,410
February 1-28, 2025	389,627	299.80	389,627	14,653,432,226
March 1-31, 2025	326,548	306.27	326,548	14,553,420,121
Total	1,514,097	$294.95	1,514,097
*    Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.
(1)As disclosed on February 25, 2025 in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Company's Board of Directors approved a share repurchase program on November 21, 2024, effective January 1, 2025 with no specified expiration date, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock.

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended March 31, 2025. Each of these trading plans was adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Christopher Kempczinski / Chairman, President and Chief Executive Officer	Rule 10b5-1 trading plan	February 14, 2025	May 10, 2026	52,553	Exercise and sale of stock options
Morgan Flatley / EVP – Global Chief Marketing Officer and New Business Ventures	Rule 10b5-1 trading plan	February 20, 2025	June 21, 2026	13,042	Exercise and sale of stock options, and sale of shares
Ian Borden / EVP – Global Chief Financial Officer	Rule 10b5-1 trading plan	February 20, 2025	February 11, 2026	17,134	Exercise and sale of stock options
Desiree Ralls-Morrison / EVP – Global Chief Legal Officer	Rule 10b5-1 trading plan	February 27, 2025	December 31, 2025	4,973	Sale of shares
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	May 12, 2025	Ian F. Borden
Executive Vice President and Global Chief Financial Officer