Form 10-Q
period 2025-06-30
MCDONALDS CORP
filed 2025-08-06
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
713,604,434
(Number of shares of common stock
outstanding as of June 30, 2025)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and equivalents	$1,876	$1,085
Accounts and notes receivable	2,550	2,383
Inventories, at cost, not in excess of market	55	56
Prepaid expenses and other current assets	1,120	1,074
Total current assets	5,601	4,599
Other assets
Investments in affiliates	2,827	2,710
Goodwill	3,308	3,145
Miscellaneous	6,492	6,095
Total other assets	12,628	11,950
Lease right-of-use asset, net	14,286	13,339
Property and equipment
Property and equipment, at cost	47,609	44,177
Accumulated depreciation and amortization	(20,570)	(18,882)
Net property and equipment	27,039	25,295
Total assets	$59,555	$55,182
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current maturities of long-term debt	$602	$—
Accounts payable	838	1,029
Lease liability	686	636
Income taxes	24	361
Other taxes	245	224
Accrued interest	451	482
Accrued payroll and other liabilities	1,452	1,129
Total current liabilities	4,298	3,861
Long-term debt	40,801	38,424
Long-term lease liability	13,778	12,888
Long-term income taxes	292	344
Deferred revenues - initial franchise fees	933	778
Other long-term liabilities	790	771
Deferred income taxes	1,423	1,914
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,500	9,281
Retained earnings	68,424	66,834
Accumulated other comprehensive income (loss)	(2,430)	(2,553)
Common stock in treasury, at cost; 947.0 and 945.4 million shares	(78,271)	(77,375)
Total shareholders’ equity (deficit)	(2,760)	(3,797)
Total liabilities and shareholders’ equity (deficit)	$59,555	$55,182
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2025	2024	2025	2024
Revenues
Revenues from franchised restaurants	$4,213	$3,940	$7,874	$7,663
Sales by Company-owned and operated restaurants	2,458	2,461	4,590	4,816
Other revenues	172	89	334	180
Total revenues	6,843	6,490	12,799	12,659
Operating costs and expenses
Franchised restaurants-occupancy expenses	654	629	1,274	1,256
Company-owned and operated restaurant expenses	2,078	2,074	3,937	4,109
Other restaurant expenses	149	69	289	137
Selling, general & administrative expenses
Depreciation and amortization	106	101	213	199
Other	595	590	1,170	1,212
Other operating (income) expense, net	29	107	36	90
Total operating costs and expenses	3,611	3,570	6,918	7,003
Operating income	3,232	2,920	5,880	5,655
Interest expense	390	373	766	746
Nonoperating (income) expense, net	(18)	(9)	(76)	(54)
Income before provision for income taxes	2,861	2,555	5,190	4,964
Provision for income taxes	608	533	1,069	1,013
Net income	$2,253	$2,022	$4,121	$3,951
Earnings per common share-basic	$3.15	$2.81	$5.77	$5.49
Earnings per common share-diluted	$3.14	$2.80	$5.74	$5.46
Dividends declared per common share	$1.77	$1.67	$3.54	$3.34
Weighted-average shares outstanding-basic	714.5	718.8	714.7	720.3
Weighted-average shares outstanding-diluted	717.6	722.0	717.9	724.0
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Net income	$2,253	$2,022	$4,121	$3,951
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	237	28	307	(87)
Reclassification of (gain) loss to net income	—	41	—	41
Foreign currency translation adjustments-net of tax benefit (expense) of $309, $(29), $445 and $(122)	237	69	307	(46)
Cash flow hedges:
Gain (loss) recognized in AOCI	(106)	4	(158)	40
Reclassification of (gain) loss to net income	9	(2)	(6)	(1)
Cash flow hedges-net of tax benefit (expense) of $29, $(1), $49 and $(13)	(97)	2	(164)	39
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(13)	—	(19)	11
Reclassification of (gain) loss to net income	—	—	(1)	(10)
Defined benefit pension plans-net of tax benefit (expense) of $0, $1, $0 and $1	(13)	—	(20)	1
Total other comprehensive income (loss), net of tax	127	71	123	(6)
Comprehensive income	$2,380	$2,093	$4,244	$3,945
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
Operating activities
Net income	$2,253	$2,022	$4,121	$3,951
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	544	502	1,064	1,012
Deferred income taxes	(41)	(226)	(84)	(364)
Share-based compensation	44	38	89	88
Other	(71)	16	(144)	(15)
Changes in working capital items	(731)	(663)	(620)	(593)
Cash provided by operations	1,998	1,689	4,426	4,079
Investing activities
Capital expenditures	(744)	(628)	(1,295)	(1,174)
Purchases of restaurant businesses	(56)	(110)	(131)	(162)
Purchases of equity method investments	—	(17)	—	(1,837)
Sales of restaurant businesses	34	60	83	102
Sales of property	11	14	16	22
Other	(114)	(165)	(314)	(289)
Cash used for investing activities	(869)	(846)	(1,641)	(3,338)
Financing activities
Net short-term borrowings (repayments)	597	(2)	(195)	(341)
Long-term financing issuances	1,403	1,731	2,901	1,731
Long-term financing repayments	(700)	(500)	(1,393)	(1,785)
Treasury stock purchases	(505)	(934)	(982)	(1,852)
Common stock dividends	(1,265)	(1,199)	(2,530)	(2,405)
Proceeds from stock option exercises	41	22	188	121
Other	(126)	13	(87)	1
Cash used for financing activities	(555)	(869)	(2,098)	(4,530)
Effect of exchange rates on cash and cash equivalents	65	(21)	104	1
Cash and equivalents increase (decrease)	638	(46)	791	(3,787)
Cash and equivalents at beginning of period	1,238	838	1,085	4,579
Cash and equivalents at end of period	$1,876	$792	$1,876	$792
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2023	1,660.6	$17	$8,893	$63,480	$(367)	$(6)	$(2,083)	(937.9)	$(74,640)	$(4,707)
Net income				3,951						3,951
Other comprehensive income (loss), net of tax					1	39	(46)			(6)
Comprehensive income										3,945
Common stock cash dividends ($3.34 per share)				(2,405)						(2,405)
Treasury stock purchases								(6.7)	(1,867)	(1,867)
Share-based compensation			88							88
Stock option exercises and other			73					1.3	48	121
Balance at June 30, 2024	1,660.6	$17	$9,055	$65,026	$(367)	$33	$(2,129)	(943.3)	$(76,459)	$(4,824)

For the six months ended June 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2024	1,660.6	$17	$9,281	$66,834	$(393)	$119	$(2,279)	(945.4)	$(77,375)	$(3,797)
Net income				4,121						4,121
Other comprehensive income (loss), net of tax					(20)	(164)	307			123
Comprehensive income										4,244
Common stock cash dividends ($3.54 per share)				(2,530)						(2,530)
Treasury stock purchases								(3.2)	(953)	(953)
Share-based compensation			89							89
Stock option exercises and other			131					1.6	57	188
Balance at June 30, 2025	1,660.6	$17	$9,500	$68,424	$(413)	$(45)	$(1,972)	(947.0)	$(78,271)	$(2,760)
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2024	1,660.6	$17	$9,001	$64,203	$(367)	$32	$(2,198)	(939.9)	$(75,520)	$(4,833)
Net income				2,022						2,022
Other comprehensive income (loss), net of tax					—	2	69			71
Comprehensive income										2,093
Common stock cash dividends ($1.67 per share)				(1,199)						(1,199)
Treasury stock purchases								(3.5)	(946)	(946)
Share-based compensation			38							38
Stock option exercises and other			15					0.1	7	22
Balance at June 30, 2024	1,660.6	$17	$9,055	$65,026	$(367)	$33	$(2,129)	(943.3)	$(76,459)	$(4,824)

For the quarter ended June 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2025	1,660.6	$17	$9,423	$67,436	$(400)	$52	$(2,209)	(945.6)	$(77,773)	$(3,454)
Net income				2,253						2,253
Other comprehensive income (loss), net of tax					(13)	(97)	237			127
Comprehensive income										2,380
Common stock cash dividends ($1.77 per share)				(1,265)						(1,265)
Treasury stock purchases								(1.7)	(506)	(506)
Share-based compensation			44							44
Stock option exercises and other			33					0.2	8	41
Balance at June 30, 2025	1,660.6	$17	$9,500	$68,424	$(413)	$(45)	$(1,972)	(947.0)	$(78,271)	$(2,760)
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2024 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2025 do not necessarily indicate the results that may be expected for the full year.
Certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2025	2024
Conventional franchised	22,171	21,892
Developmental licensed	9,373	8,815
Foreign affiliated	10,515	9,531
Total Franchised	42,059	40,238
Company-owned and operated	2,054	2,168
Total Systemwide restaurants	44,113	42,406
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying Condensed Consolidated Financial Statements.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 3.1 million shares and 3.2 million shares for the quarters ended June 30, 2025 and 2024, respectively, and 3.2 million shares and 3.7 million shares for the six months ended June 30, 2025 and 2024, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.9 million shares and 3.2 million shares for the quarters ended June 30, 2025 and 2024, respectively, and 2.0 million shares and 2.2 million shares for the six months ended June 30, 2025 and 2024, respectively.

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
The Company incurred $109 million and $101 million of restructuring charges related to Accelerating the Organization in the six months ended June 30, 2025 and 2024, respectively. These charges were recorded in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2025
Accrued Balance at Beginning of Year	$23	$4	$15	$42
Restructuring Costs Incurred	17	—	49	66
Cash Payments	(5)	—	(31)	(36)
Other Non-Cash Items	—	—	1	1
Accrued Balance at March 31, 2025	$35	$4	$34	$73
Restructuring Costs Incurred	(3)	—	46	43
Cash Payments	(3)	(1)	(55)	(59)
Other Non-Cash Items	—	—	3	3
Accrued Balance at June 30, 2025	$29	$3	$28	$60
Of the $109 million of restructuring charges incurred in the six months ended June 30, 2025, $95 million was recorded at Corporate and $14 million was recorded in the International Operated Markets.
Substantially all of the accrued restructuring balance recorded at June 30, 2025, related to the Company's Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services ("GBS") organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027, with $580 million of total restructuring charges incurred since the initiative commenced in 2023. The Company currently expects to incur approximately $300 million of restructuring charges in 2025, primarily related to professional services costs.

Equity Method Investments
The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records our proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company records our proportionate share of net income or loss within the Other operating (income) expense, net line on the Condensed Consolidated Statement of Income. The carrying value of the investments are recorded within the Investments in affiliates line on the Condensed Consolidated Balance Sheet.The Company has elected to record dividends received from our equity method investments under the nature of distribution approach, which provides for the recording of such distributions within the cash provided by operations section of the Condensed Consolidated Statement of Cash Flows to the extent that such distributions are from the normal operating or financing activities of the investee.
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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	June 30, 2025			December 31, 2024
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,035	48%	N/A	$1,973
McDonald's Japan Holdings Co., Ltd	35%	$1,943	$670	35%	$1,849	$590
As of June 30, 2025, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.5 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the six months ended June 30, 2025 and 2024, respectively.

	Six Months Ended June 30,
In Millions	2025	2024
Revenue	$280	$260
Equity in Earnings	$94	$66
Accounts Receivable	$166	$135
Dividends Received	$15	$13

Income Taxes
The effective income tax rate was 21.3% and 20.9% for the quarters ended June 30, 2025 and 2024, respectively, and 20.6% and 20.4% for the six months ended June 30, 2025 and 2024, respectively.

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
At June 30, 2025, the fair value of the Company’s debt obligations was estimated at $39.8 billion, compared to a carrying amount of $41.4 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2025	December 31, 2024	Balance Sheet Classification	June 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$2	$125	Accrued payroll and other liabilities	$(223)	$(1)
Interest rate	Prepaid expenses and other current assets	3	34	Accrued payroll and other liabilities	(3)	(6)
Foreign currency	Miscellaneous other assets	—	40	Other long-term liabilities	(52)	—
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(22)	(34)
Total derivatives designated as hedging instruments		$5	$199		$(300)	$(41)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$102	$135	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	—	—	Accrued payroll and other liabilities	—	—
Equity	Miscellaneous other assets	—	—
Total derivatives not designated as hedging instruments		$102	$135		$—	$—
Total derivatives		$107	$334		$(300)	$(41)
    The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the six months ended June 30, 2025 and 2024, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2025	2024	2025	2024	2025	2024
Foreign currency	Nonoperating income/expense	$(192)	$49	$7	$1
Interest rate	Interest expense	(13)	4	—	1
Cash flow hedges		$(205)	$53	$7	$2

Foreign currency denominated debt	Nonoperating income/expense	$(1,660)	$421
Foreign currency derivatives	Nonoperating income/expense	(273)	87
Foreign currency derivatives(1)	Interest expense					$31	$18
Net investment hedges		$(1,933)	$508			$31	$18

Foreign currency	Nonoperating income/expense					$(6)	$(6)
Equity	Selling, general & administrative expenses					5	(27)
Undesignated derivatives						$(1)	$(33)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At June 30, 2025, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $828 million, which included a decrease of $25 million of cumulative hedging adjustments. For the six months ended June 30, 2025, the Company recognized a $15 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2025, the Company had derivatives outstanding with an equivalent notional amount of $2.2 billion that hedged a portion of forecasted foreign currency denominated cash flows.
To protect against variability of interest rates on anticipated bond issuances, the Company may use treasury locks to hedge a portion of expected cash flows. As of June 30, 2025, the Company had derivatives outstanding with a notional amount of $250 million that hedged a portion of forecasted cash flows.
Based on market conditions at June 30, 2025, the $45 million in cumulative cash flow hedging losses, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2025, $15.4 billion of the Company's third-party foreign currency denominated debt, and $2.4 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2025 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2025, the Company was required to post $191 million of collateral due to the negative fair value of certain derivative positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024

Rents	$2,677	$2,523	$4,990	$4,904
Royalties	1,517	1,402	2,847	2,728
Initial fees	18	16	37	31
Revenues from franchised restaurants	$4,213	$3,940	$7,874	$7,663

Segment Information
The Company operates under the following global organizational structure, reflecting how management reviews and evaluates operating performance:
•U.S. segment - the Company's largest market. The segment is 95% franchised as of June 30, 2025.
•International Operated Markets segment - comprised of markets or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of June 30, 2025.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan, as well as Corporate activities. The International Developmental Licensed Markets are 99% franchised as of June 30, 2025.

The Company's chief operating decision makers (CODMs) are the President and Chief Executive Officer ("CEO") and the Executive Vice President and Global Chief Financial Officer ("CFO"). Segment performance is evaluated based on one measure of a segment's profit or loss, operating income, which is used to allocate resources in the annual planning process. Throughout the year, the CODMs consider forecast to actual operating income results and variances against plan to evaluate segment performance and priorities related to allocation of capital and resources supporting organizational objectives.
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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2025	2024	2025	2024
U.S.	$2,781	$2,698	$5,276	$5,258
International Operated Markets	3,462	3,147	6,377	6,134
International Developmental Licensed Markets & Corporate	600	645	1,145	1,267
Total Revenues	$6,843	$6,490	$12,799	$12,659
U.S.	$325	$322	$643	$646
International Operated Markets	328	303	630	601
International Developmental Licensed Markets & Corporate	—	4	1	8
Total Franchised restaurants-occupancy expenses	$654	$629	$1,274	$1,256
U.S.	$694	$698	$1,339	$1,372
International Operated Markets	1,286	1,182	2,409	2,341
International Developmental Licensed Markets & Corporate	97	194	189	396
Total Company-operated restaurant expenses	$2,078	$2,074	$3,937	$4,109
U.S.	$149	$136	$292	$277
International Operated Markets	174	149	335	310
International Developmental Licensed Markets & Corporate	377	406	755	824
Total Selling, general, & administrative expenses	$700	$691	$1,383	$1,411
U.S.	$85	$29	$172	$56
International Operated Markets	38	20	80	25
International Developmental Licensed Markets & Corporate	55	126	74	147
Total Other segment items*	$178	$176	$325	$227
U.S.	$1,527	$1,511	$2,829	$2,907
International Operated Markets	1,635	1,493	2,924	2,858
International Developmental Licensed Markets & Corporate	70	(84)	127	(109)
Total Operating income	$3,232	$2,920	$5,880	$5,655
U.S.	$318	$267	$543	$477
International Operated Markets	418	343	739	654
International Developmental Licensed Markets & Corporate	9	18	13	43
Total Capital expenditures	$744	$628	$1,295	$1,174
U.S.	$252	$245	$493	$492
International Operated Markets	196	177	378	355
International Developmental Licensed Markets & Corporate	95	80	193	166
Total Depreciation & amortization**	$544	$502	$1,064	$1,012

In millions	June 30, 2025	December 31, 2024
U.S.	$22,652	$22,547
International Operated Markets	27,044	23,491
International Developmental Licensed Markets & Corporate	9,859	9,143
Total Assets	$59,555	$55,182
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
Certain columns and rows in financial tables within MD&A may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.
Overview
The Company franchises and owns and operates McDonald's restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 44,113 McDonald's restaurants at June 30, 2025, approximately 95% were franchised.
The Company's reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, there is the International Developmental Licensed Markets & Corporate, which includes the results of over 75 countries, as well as Corporate activities.
McDonald's franchised restaurants are owned and operated under one of the following structures - conventional franchise, developmental license or affiliate. The optimal ownership structure for an individual restaurant, trading area or market (country) is based on a variety of factors, including the availability of individuals with entrepreneurial experience and financial resources, as well as the local legal and regulatory environment in critical areas such as property ownership and franchising. The business relationship between the Company and its independent franchisees is supported by adhering to standards and policies, including McDonald's Global Brand Standards, and is of fundamental importance to overall performance and to protecting the McDonald’s brand.
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
Directly operating McDonald's restaurants contributes significantly to the Company's ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from Company-owned and operated restaurants allows McDonald's to improve the operations and success of all restaurants while innovations from franchisees can be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, the Company is able to further develop and refine operating standards, marketing concepts and product and pricing strategies.
The Company's revenues consist of sales by Company-owned and operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Fees vary by type of site, amount of Company investment, if any, and local business conditions. These fees, along with occupancy and operating rights, are stipulated in franchise/license agreements that generally have 20-year terms. The Company's Other revenues are comprised of fees paid by franchisees to recover a portion of costs incurred by the Company for various technology and digital platforms, and revenues from brand licensing arrangements to market and sell consumer packaged goods using the McDonald's brand.
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
The Company requires franchisees to meet rigorous standards and generally does not work with passive investors. The business relationship with franchisees is designed to facilitate consistency and high quality at all McDonald’s restaurants. Conventional franchisees contribute to the Company's revenue, primarily through the payment of rent and royalties based upon a percent of sales, with specified minimum rent payments, along with initial fees paid upon the opening of a new restaurant or grant of a new franchise. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

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
While developmental license and affiliate arrangements are largely the same, affiliate arrangements are used in a limited number of foreign markets (primarily China and Japan) within the International Developmental Licensed Markets, as well as a limited number of individual restaurants within the International Operated Markets where the Company also has an equity investment and records its share of net results in equity in earnings of unconsolidated affiliates.

Strategic Direction
The Company’s Accelerating the Arches growth strategy (the “Strategy”) encompasses all aspects of McDonald's business as the leading global omni-channel restaurant brand. Our Strategy reflects the Company's purpose, mission and values, as well as growth pillars that build on the Company's competitive advantages.
Purpose, Mission and Values
The following purpose, mission and values underpin the Company's success and are at the heart of our Strategy.
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
Growth Pillars
The following growth pillars, M-C-D, build on historic strengths and articulate areas of further opportunity. Under our Strategy, the Company will:
•Maximize our Marketing by investing in new, culturally relevant approaches, grounded in fan truths, to effectively communicate the story of our brand, food and purpose. The Company continues to build relevance with customers through emotional connections and world class creative, which are central to the brand’s “Feel-Good Marketing” approach. This is exemplified by campaigns that elevate the entire brand and continue to be scaled around the globe to connect with customers in authentic and relatable ways. The Company is committed to a marketing strategy that highlights value at every tier of the menu, as providing delicious and affordable menu options remains a cornerstone of the McDonald's brand. This includes everyday low-price options on our menu, affordable meal bundles, limited-time deals and personalized value and digital offers available in our mobile app.
•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products that are beloved by customers around the world such as our World Famous Fries, Big Mac, Quarter Pounder and Chicken McNuggets, which are some of our seventeen unique billion-dollar brands. Building on its foundational strength with burgers, the Company will continue to evolve and innovate its longest-standing menu item with plans to continue to implement “Best Burger”; a series of operational and formulation changes designed to deliver hotter, juicier, tastier burgers to nearly all markets by the end of 2026. Further, the Company is focused on continuing to gain share in the rapidly growing chicken category, as we continue to aggressively grow our chicken brands. This includes plans to offer the McCrispy sandwich in nearly all major markets by the end of 2025 and to extend the McCrispy brand into strips and wraps in several markets. These planned innovations and new menu offerings reflect the Company's ability to meet evolving customer preferences. The Company also continues to see a significant opportunity with beverages to drive long-term growth.
•Double Down on the 4D's: Digital, Delivery, Drive Thru and Restaurant Development by continuing to leverage competitive strengths and building a powerful digital experience growth engine to deliver a personalized and convenient customer experience. As another way to unlock further growth, the Company plans to continue to accelerate the pace of restaurant openings and technology innovation so that whenever and however customers choose to interact with McDonald's, they can enjoy a fast, easy experience that meets their needs.

◦Digital: The Company's digital experience is transforming how customers order, pay and receive their food. Through digital tools, customers can access personalized offers, participate in a loyalty program, order through our mobile app and receive McDonald's food through the channel of their choice. We are also providing increased convenience to customers through “Ready on Arrival”; a digital enhancement that enables crew to begin assembling a customer's mobile order prior to arrival at the restaurant to expedite service and elevate customer satisfaction. The Company plans to deploy this initiative in its top six markets by the end of 2025. The Company has successful loyalty programs in 60 markets, including its top six markets. McDonald's loyalty customers have proven to be highly engaged, and the Company plans to increase its 90-day active users to 250 million by the end of 2027. Further, the Company plans to grow its annual Systemwide sales to loyalty members to $45.0 billion by the end of 2027.
◦Delivery: The Company offers delivery from over 39,000 restaurants across approximately 100 markets, representing nearly 90% of McDonald's restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is currently available in five of the Company's top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by the end of 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.
◦Drive Thru: The Company has the most drive thru locations worldwide, with over 28,000 drive thru locations globally, including over 95% of the over 13,500 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. McDonald's network currently provides unmatched scale and convenience for customers, while also offering significant growth opportunities, such as adding additional drive thru lanes to increase capacity and improve speed and efficiency. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.
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
Foundation and Platforms
Foundational to our Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with focusing relentlessly on running great restaurants, empowering our people and continuing to modernize our ways of working. Further, as part of the Company's plans for long term growth and solidifying McDonald's leadership position, the Company will continue to develop and implement three technology-enabled platforms designed to build our competitive advantages, cement our place in culture and stay one step ahead of our customers' expectations. Together, our foundation and platforms will extend the Company's leadership position and unlock new growth opportunities and efficiencies for our business over the long-term.
Our platforms are:
•Consumer: The Company is building one of the world’s largest consumer platforms to fuel engagement, which will bring together the best of our brand and utilize our physical and digital competitive advantages. The consumer platform will enable the Company to accelerate growth in our loyalty program and drive valuable loyalty customers to visit more frequently.
•Restaurant: The Company is building the easiest and most efficient restaurant operating platform which enables the Company and franchisees to run restaurants more efficiently and utilize the latest cloud-based technology to make it easier for restaurant crew to deliver exceptional customer service. The Company intends to deploy new, universal software that all McDonald's restaurants will run on, enabling restaurants to roll out innovation even faster, with less complexity and more reliability; and customers will enjoy a more familiar, consistent experience.
•Company: The Company is building a modern company platform, through our GBS organization, that unlocks speed and innovation throughout the organization, to enable further growth as it modernizes the way it works by focusing on becoming faster, more innovative and more efficient at solving problems for its customers and people.
Our Strategy is aligned with the Company's capital allocation philosophy of (i) invest in opportunities to grow the business and drive strong returns, including both capital expenditures as well as investments in technology, digital, and our GBS organization, (ii) prioritize our dividend and (iii) repurchase shares with remaining free cash flow over time.
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

Second Quarter and Six Months 2025 Financial Performance
Global comparable sales increased 3.8% for the quarter and increased 1.4% for the six months.
•U.S. comparable sales increased 2.5% for the quarter and decreased 0.5% for the six months. Comparable sales results for the quarter were primarily driven by positive check growth, while results for the six months were primarily driven by negative guest counts.
•International Operated Markets comparable sales increased 4.0% for the quarter and 1.6% for the six months. All markets reflected positive comparable sales for the quarter. Results for the six months were driven by positive comparable sales in nearly all markets.
•International Developmental Licensed Markets comparable sales increased 5.6% for the quarter and 4.5% for the six months. Positive comparable sales for both periods were led by Japan, with all geographic regions reflecting positive comparable sales.
In addition to the comparable sales results, the Company had the following financial results for the quarter and six months:
•Consolidated revenues increased 5% (4% in constant currencies) for the quarter and 1% (1% in constant currencies) for the six months.
•Systemwide sales increased 8% (6% in constant currencies) for the quarter and 4% (4% in constant currencies) for the six months.
•Consolidated operating income increased 11% (8% in constant currencies) for the quarter and 4% (4% in constant currencies) for the six months. Excluding current and prior year charges detailed in the Operating Income and Operating Margin section on page 30 of this report, consolidated operating income increased 7% (4% in constant currencies) for the quarter and 2% (2% in constant currencies) for the six months.
•Diluted earnings per share was $3.14 for the quarter, an increase of 12% (10% in constant currencies) and $5.74 for the six months, an increase of 5% (5% in constant currencies). Excluding current and prior year charges detailed in the Net Income and Diluted Earnings Per Share section on page 24 of this report, diluted earnings per share for the quarter was $3.19, an increase of 7% (5% in constant currencies) and $5.86, an increase of 4% (3% in constant currencies) for the six months.
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
•Systemwide sales include sales at all restaurants, whether owned and operated by the Company or by franchisees. Systemwide sales to loyalty members are comprised of all sales to customers who self-identify as a loyalty member when transacting with both Company-owned and operated and franchised restaurants. Systemwide sales to loyalty members are measured across 60 markets with loyalty programs. Systemwide sales to loyalty members represents an aggregation of the prior four quarters of sales to loyalty members active in the last 90 days of the respective quarter. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist of sales by Company-owned and operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended June 30,	2025	2024	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$4,213	$3,940	7%
Sales by Company-owned and operated restaurants	2,458	2,461	—
Other revenues	172	89	92
Total revenues	6,843	6,490	5
Operating costs and expenses
Franchised restaurants-occupancy expenses	654	629	4
Company-owned and operated restaurant expenses	2,078	2,074	—
Other restaurant expenses	149	69	n/m
Selling, general & administrative expenses
Depreciation and amortization	106	101	5
Other	595	590	1
Other operating (income) expense, net	29	107	(73)
Total operating costs and expenses	3,611	3,570	1
Operating income	3,232	2,920	11
Interest expense	390	373	4
Nonoperating (income) expense, net	(18)	(9)	n/m
Income before provision for income taxes	2,861	2,555	12
Provision for income taxes	608	533	14
Net income	$2,253	$2,022	11%
Earnings per common share-basic	$3.15	$2.81	12%
Earnings per common share-diluted	$3.14	$2.80	12%

Six Months Ended June 30,	2025	2024	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$7,874	$7,663	3%
Sales by Company-owned and operated restaurants	4,590	4,816	(5)
Other revenues	334	180	85
Total revenues	12,799	12,659	1
Operating costs and expenses
Franchised restaurants-occupancy expenses	1,274	1,256	1
Company-owned and operated restaurant expenses	3,937	4,109	(4)
Other restaurant expenses	289	137	n/m
Selling, general & administrative expenses
Depreciation and amortization	213	199	7
Other	1,170	1,212	(3)
Other operating (income) expense, net	36	90	(60)
Total operating costs and expenses	6,918	7,003	(1)
Operating income	5,880	5,655	4
Interest expense	766	746	3
Nonoperating (income) expense, net	(76)	(54)	40
Income before provision for income taxes	5,190	4,964	5
Provision for income taxes	1,069	1,013	6
Net income	$4,121	$3,951	4%
Earnings per common share-basic	$5.77	$5.49	5%
Earnings per common share-diluted	$5.74	$5.46	5%
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
Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for both periods primarily reflected the strengthening of most major currencies against the U.S. Dollar, partly offset by the weakening of the Australian Dollar and Canadian Dollar.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2025	2024	2025
Revenues	$6,843	$6,490	$124
Franchised margins	3,559	3,311	63
Company-owned and operated margins	380	387	7
Selling, general & administrative expenses	700	691	(6)
Operating income	3,232	2,920	67
Net income	2,253	2,022	42
Earnings per share-diluted	$3.14	$2.80	$0.06

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2025	2024	2025
Revenues	$12,799	$12,659	$10
Franchised margins	6,600	6,407	8
Company-owned and operated margins	653	707	—
Selling, general & administrative expenses	1,383	1,411	(1)
Operating income	5,880	5,655	8
Net income	4,121	3,951	12
Earnings per share-diluted	$5.74	$5.46	$0.02

Net Income and Diluted Earnings per Share
For the quarter, net income increased 11% (9% in constant currencies) to $2,253 million, and diluted earnings per share increased 12% (10% in constant currencies) to $3.14. Foreign currency translation had a positive impact of $0.06 on diluted earnings per share.
For the six months, net income increased 4% (4% in constant currencies) to $4,121 million, and diluted earnings per share increased 5% (5% in constant currencies) to $5.74. Foreign currency translation had a positive impact of $0.02 on diluted earnings per share.
Results for 2025 included the following:
•Pre-tax charges of $43 million, or $0.05 per share, for the quarter and $109 million, or $0.12 per share, for the six months, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
Results for 2024 included the following:
•Net pre-tax charges of $97 million, or $0.11 per share, for the quarter and $89 million, or $0.10 per share, for the six months, primarily related to non-cash impairment charges associated with the sale of McDonald's business in South Korea
•Pre-tax charges of $57 million, or $0.06 per share, for the quarter and $100 million, or $0.10 per share, for the six months, related to restructuring charges associated with Accelerating the Organization
Excluding the above items, operating income growth for both periods was primarily driven by higher sales-driven Franchised margins. Results for the six months were partly offset by lower Company-owned and operated margins, driven by the U.S.
During the quarter, the Company paid a dividend of $1.77 per share, or $1.3 billion, resulting in total dividends paid for the six months of $2.5 billion. Additionally, during the quarter, the Company repurchased 1.7 million shares of stock for $506 million, resulting in total purchases for the six months of 3.2 million shares, or $953 million.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended June 30,
	Net Income				Earnings per share - diluted
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,253	$2,022	11%	9%	$3.14	$2.80	12%	10%
(Gains)/Charges	34	124			0.05	0.17
Non-GAAP	$2,286	$2,146	7%	5%	$3.19	$2.97	7%	5%

	Six Months Ended June 30,
	Net Income				Earnings per share - diluted
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$4,121	$3,951	4%	4%	$5.74	$5.46	5%	5%
(Gains)/Charges	84	150			0.12	0.20
Non-GAAP	$4,206	$4,101	3%	2%	$5.86	$5.66	4%	3%
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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at June 30, 2025. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended June 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$1,901	$1,837	3%	3%
International Operated Markets	1,839	1,673	10	6
International Developmental Licensed Markets & Corporate	473	430	10	9
Total	$4,213	$3,940	7%	5%
Company-owned and operated sales
U.S.	$791	$814	(3)%	(3)%
International Operated Markets	1,564	1,431	9	6
International Developmental Licensed Markets & Corporate	103	215	(52)	n/m
Total	$2,458	$2,461	—%	(2)%
Total Franchised revenues and Company-owned and operated sales
U.S.	$2,692	$2,651	2%	2%
International Operated Markets	3,404	3,104	10	6
International Developmental Licensed Markets & Corporate	576	645	(11)	(12)
Total	$6,671	$6,401	4%	2%

Total Other revenues	$172	$89	92%	91%

Total Revenues	$6,843	$6,490	5%	4%

Six Months Ended June 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$3,579	$3,565	—%	—%
International Operated Markets	3,393	3,258	4	3
International Developmental Licensed Markets & Corporate	902	839	7	9
Total	$7,874	$7,663	3%	3%
Company-owned and operated sales
U.S.	$1,515	$1,595	(5)%	(5)%
International Operated Markets	2,873	2,793	3	3
International Developmental Licensed Markets & Corporate	202	427	(53)	n/m
Total	$4,590	$4,816	(5)%	(5)%
Total Franchised revenues and Company-owned and operated sales
U.S.	$5,095	$5,160	(1)%	(1)%
International Operated Markets	6,266	6,051	4	3
International Developmental Licensed Markets & Corporate	1,104	1,266	(13)	(12)
Total	$12,464	$12,479	—%	—%

Total Other revenues	$334	$180	85%	86%

Total Revenues	$12,799	$12,659	1%	1%
n/m Not meaningful

•Total Franchised revenues and Company-owned and operated sales increased 4% (2% in constant currencies) for the quarter and were flat (flat in constant currencies) for the six months. Both periods benefited from positive sales performance in the International Operated Markets. In the U.S., the quarter benefited from positive franchised sales performance, while the six months was impacted by negative Company-owned and operated sales performance. International Developmental Licensed Markets & Corporate revenues for both periods were impacted by the prior year sale of McDonald's business in South Korea, partly offset by the prior year acquisition of McDonald's business in Israel and positive sales performance.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2025 and 2024:

	Increase/(Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S.	2.5%	(0.7)%	(0.5)%	0.9%
International Operated Markets	4.0	(1.1)	1.6	0.7
International Developmental Licensed Markets	5.6	(1.3)	4.5	(0.8)
Total	3.8%	(1.0)%	1.4%	0.4%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2025:

SYSTEMWIDE SALES*
	Quarter Ended June 30, 2025		Six Months Ended June 30, 2025
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	3%	3%	—%	—%
International Operated Markets	10	6	4	4
International Developmental Licensed Markets	13	11	9	10
Total	8%	6%	4%	4%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and six months ended June 30, 2025 and 2024:

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$13,231	$12,764	4%	4%
International Operated Markets	10,712	9,726	10	6
International Developmental Licensed Markets	8,817	7,691	15	13
Total	$32,760	$30,180	9%	7%

Ownership type
Conventional franchised	$23,780	$22,382	6%	4%
Developmental licensed	5,656	4,897	16	15
Foreign affiliated	3,323	2,901	15	11
Total	$32,760	$30,180	9%	7%

Six Months Ended June 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$25,003	$24,850	1%	1%
International Operated Markets	19,696	18,892	4	4
International Developmental Licensed Markets	16,865	15,256	11	12
Total	$61,564	$58,996	4%	4%

Ownership type
Conventional franchised	$44,412	$43,547	2%	2%
Developmental licensed	10,601	9,508	11	14
Foreign affiliated	6,550	5,941	10	9
Total	$61,564	$58,996	4%	4%

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

RESTAURANT MARGINS
Dollars in millions
			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2025	2024
Franchised
U.S.	$1,576	$1,515	4%	4%
International Operated Markets	1,511	1,370	10	6
International Developmental Licensed Markets & Corporate	473	427	11	10
Total	$3,559	$3,311	7%	6%
Company-owned and operated
U.S.	$97	$116	(16)%	(16)%
International Operated Markets	278	249	12	9
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$380	$387	(2)%	(4)%
Total restaurant margins
U.S.	$1,672	$1,630	3%	3%
International Operated Markets	1,789	1,620	10	6
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,939	$3,698	7%	5%

			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2025	2024
Franchised
U.S.	$2,936	$2,919	1%	1%
International Operated Markets	2,763	2,657	4	3
International Developmental Licensed Markets & Corporate	901	831	8	10
Total	$6,600	$6,407	3%	3%
Company-owned and operated
U.S.	$176	$223	(21)%	(21)%
International Operated Markets	465	453	3	3
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$653	$707	(8)%	(8)%
Total restaurant margins
U.S.	$3,112	$3,142	(1)%	(1)%
International Operated Markets	3,228	3,110	4	3
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$7,254	$7,114	2%	2%
n/m Not meaningful
•Franchised margins in the U.S., International Operated Markets and the International Developmental Licensed Markets & Corporate reflected sales-driven growth for both periods. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-owned and operated margins for both periods reflected the impact of ongoing inflationary cost pressures and negative sales performance in the U.S., while the International Operated Markets reflected sales-driven growth, partly offset by the impact of ongoing inflationary cost pressures.
•Total restaurant margins included depreciation and amortization expense of $425 million and $401 million for the quarters ended 2025 and 2024, respectively, and $839 million and $813 million for the six months ended 2025 and 2024, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $9 million or 1% (flat in constant currencies) for the quarter and decreased $29 million or 2% (2% in constant currencies) for the six months. Results for the quarter primarily reflected higher incentive-based compensation, partly offset by the comparison to prior year costs related to the 2024 Worldwide Owner/Operator convention, while the six months primarily reflected the comparison to prior year costs related to the 2024 Worldwide Owner/Operator convention, partly offset by higher incentive-based compensation.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.1% and 2.2% for the six months ended June 30, 2025 and 2024, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Gains on sales of restaurant businesses	$(7)	$(4)	$(15)	$(13)
Equity in earnings of unconsolidated affiliates	(54)	(45)	(117)	(91)
Asset dispositions and other (income) expense, net	48	3	59	5
Impairment and other charges (gains), net	43	154	109	189
Total	$29	$107	$36	$90
•Equity in earnings of unconsolidated affiliates for both periods primarily reflected higher equity in earnings in China as a result of improved operating performance.
•The increase in asset dispositions and other (income) expense, net for both periods reflected higher asset write-offs, higher store closing costs and litigation settlements.
•Impairment and other charges (gains), net reflected pre-tax charges of $43 million and $109 million for the quarter and the six months, respectively, primarily related to restructuring charges associated with Accelerating the Organization.
Results for the quarter and six months ended 2024 reflected net pre-tax charges of $97 million and $89 million, respectively, primarily related to non-cash impairment charges associated with the sale of McDonald's business in South Korea and pre-tax charges of $57 million and $100 million for the quarter and six months, respectively, related to restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended June 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,527	$1,511	1%	1%
International Operated Markets	1,635	1,493	10	6
International Developmental Licensed Markets & Corporate	70	(84)	n/m	n/m
Total	$3,232	$2,920	11%	8%

Six Months Ended June 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,829	$2,907	(3)%	(3)%
International Operated Markets	2,924	2,858	2	2
International Developmental Licensed Markets & Corporate	127	(109)	n/m	n/m
Total	$5,880	$5,655	4%	4%

Operating margin	45.9%	44.7%

n/m Not meaningful
•Operating income increased $312 million, or 11% (8% in constant currencies), for the quarter and increased $225 million, or 4% (4% in constant currencies), for the six months. Results reflected pre-tax charges of $43 million and $109 million for the quarter and the six months, respectively, primarily related to restructuring charges associated with Accelerating the Organization.
Results for the quarter and six months ended 2024 reflected net pre-tax charges of $97 million and $89 million, respectively, primarily related to non-cash impairment charges and pre-tax restructuring charges of $57 million and $100 million for the quarter and six months, respectively, related to Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended June 30,				Six Months Ended June 30,
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$3,232	$2,920	11%	8%	$5,880	$5,655	4%	4%
(Gains)/Charges	43	154			109	189
Non-GAAP operating income	$3,275	$3,073	7%	4%	$5,989	$5,844	2%	2%

Non-GAAP operating margin					46.8%	46.2%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 29 for details of the charges in this table.

•Excluding the current and prior year charges shown in the table above, operating income increased 7% (4% in constant currencies) for the quarter and 2% (2% in constant currencies) for the six months. Results for the quarter primarily reflected positive operating results primarily due to sales-driven growth in Franchised margins across all segments and lower Selling, general, and administrative expenses in International Developmental Licensed Markets & Corporate. Results for the six months primarily reflected positive operating results in the International Operated Markets, primarily due to sales-driven growth in Franchised margins, and positive operating results in International Developmental Licensed Markets & Corporate, primarily due to sales-driven growth in Franchised margins and lower Selling, general, and administrative expenses, partly offset by lower sales-driven Company-owned and operated margins and lower Other operating income in the U.S.
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

The increase in non-GAAP operating margin was primarily due to the prior year sale of McDonald's business in South Korea and lower Selling, general and administrative expenses, partly offset by the prior year acquisition of McDonald's business in Israel.
Interest Expense
•Interest expense increased 4% (3% in constant currencies) for the quarter and 3% (3% in constant currencies) for the six months. Results for both periods reflected higher average debt balances, while the six months also reflected higher average interest rates.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income	$(20)	$(20)	$(37)	$(67)
Foreign currency and hedging activity	10	2	(8)	6
Other (income) expense, net	(8)	10	(31)	7
Total	$(18)	$(9)	$(76)	$(54)
•Interest income for the six months decreased due to lower average cash balances and lower average interest rates.
Income Taxes
•The effective income tax rate was 21.3% and 20.9% for the quarters ended 2025 and 2024, respectively, and 20.6% and 20.4% for the six months ended 2025 and 2024, respectively.
•On July 4, 2025, Public Law Number 119-21 (Bill H.R. 1) was enacted in the U.S. with varying effective dates beginning in 2025. The new legislation extends certain provisions enacted with the Tax Cuts and Jobs Act, while introducing or restoring international and domestic business provisions that impact U.S. corporations. The Company is currently assessing the impact of the legislation on its Consolidated Financial Statements.
Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $4.4 billion and exceeded capital expenditures by $3.1 billion for the six months 2025. Cash provided by operations slightly increased compared with the six months 2024, in line with operating results.
Cash used for investing activities totaled $1.6 billion for the six months 2025, a decrease of $1.7 billion compared with the six months 2024. The decrease was primarily due to the Company's acquisition of an increased ownership stake in McDonald's China business in the prior year.
Cash used for financing activities totaled $2.1 billion for the six months 2025, a decrease of $2.4 billion compared with the six months 2024. The decrease was primarily due to higher bond issuances and lower treasury stock purchases in the current year.

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
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2025 to increase about 4% driven primarily by higher average debt balances and higher average interest rates.
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

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2025	262,109	$308.86	262,109	$14,472,464,530
May 1-31, 2025	577,352	316.54	577,352	14,289,711,770
June 1-30, 2025	819,559	295.83	819,559	14,047,263,491
Total	1,659,020	$305.09	1,659,020
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended June 30, 2025. This trading plan was adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Manu Steijaert / EVP – President, IOM	Rule 10b5-1 trading plan	May 27, 2025	December 31, 2025	19,701	Exercise and sale of stock options
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	August 6, 2025	Ian F. Borden
Executive Vice President and Global Chief Financial Officer