Form 10-Q
period 2025-09-30
MCDONALDS CORP
filed 2025-11-05
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
712,154,350
(Number of shares of common stock
outstanding as of September 30, 2025)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and equivalents	$2,413	$1,085
Accounts and notes receivable	2,579	2,383
Inventories, at cost, not in excess of market	55	56
Prepaid expenses and other current assets	1,032	1,074
Total current assets	6,079	4,599
Other assets
Investments in affiliates	2,864	2,710
Goodwill	3,306	3,145
Miscellaneous	6,588	6,095
Total other assets	12,758	11,950
Lease right-of-use asset, net	14,285	13,339
Property and equipment
Property and equipment, at cost	48,215	44,177
Accumulated depreciation and amortization	(20,729)	(18,882)
Net property and equipment	27,486	25,295
Total assets	$60,608	$55,182
Liabilities and shareholders’ equity (deficit)
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,800	$—
Accounts payable	972	1,029
Lease liability	698	636
Income taxes	367	361
Other taxes	242	224
Accrued interest	471	482
Accrued payroll and other liabilities	1,529	1,129
Total current liabilities	6,079	3,861
Long-term debt	39,483	38,424
Long-term lease liability	13,837	12,888
Long-term income taxes	285	344
Deferred revenues - initial franchise fees	936	778
Other long-term liabilities	694	771
Deferred income taxes	1,457	1,914
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,560	9,281
Retained earnings	69,440	66,834
Accumulated other comprehensive income (loss)	(2,414)	(2,553)
Common stock in treasury, at cost; 948.5 and 945.4 million shares	(78,766)	(77,375)
Total shareholders’ equity (deficit)	(2,163)	(3,797)
Total liabilities and shareholders’ equity (deficit)	$60,608	$55,182
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2025	2024	2025	2024
Revenues
Revenues from franchised restaurants	$4,363	$4,094	$12,238	$11,756
Sales by Company-owned and operated restaurants	2,563	2,656	7,154	7,472
Other revenues	151	124	485	304
Total revenues	7,078	6,873	19,876	19,532
Operating costs and expenses
Franchised restaurants-occupancy expenses	666	646	1,940	1,902
Company-owned and operated restaurant expenses	2,172	2,248	6,109	6,358
Other restaurant expenses	135	104	424	241
Selling, general & administrative expenses
Depreciation and amortization	121	111	333	311
Other	664	536	1,834	1,748
Other operating (income) expense, net	(37)	39	(1)	129
Total operating costs and expenses	3,721	3,685	10,639	10,688
Operating income	3,357	3,188	9,237	8,844
Interest expense	406	381	1,172	1,126
Nonoperating (income) expense, net	1	(36)	(75)	(90)
Income before provision for income taxes	2,949	2,843	8,140	7,807
Provision for income taxes	671	588	1,740	1,600
Net income	$2,278	$2,255	$6,399	$6,207
Earnings per common share-basic	$3.20	$3.15	$8.96	$8.63
Earnings per common share-diluted	$3.18	$3.13	$8.92	$8.59
Dividends declared per common share	$1.77	$3.44	$5.31	$6.78
Weighted-average shares outstanding-basic	712.9	716.7	714.1	719.1
Weighted-average shares outstanding-diluted	715.9	720.0	717.2	722.7
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Net income	$2,278	$2,255	$6,399	$6,207
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(28)	188	279	101
Reclassification of (gain) loss to net income	(5)	(6)	(5)	35
Foreign currency translation adjustments-net of tax benefit (expense) of $(34), $158, $411 and $36	(33)	182	274	136
Cash flow hedges:
Gain (loss) recognized in AOCI	23	(54)	(135)	(14)
Reclassification of (gain) loss to net income	24	8	18	7
Cash flow hedges-net of tax benefit (expense) of $(14), $15, $35 and $2	47	(46)	(117)	(7)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	2	(11)	(17)	—
Reclassification of (gain) loss to net income	—	—	(1)	(10)
Defined benefit pension plans-net of tax benefit (expense) of $0, $0, $(1) and $1	2	(11)	(18)	(10)
Total other comprehensive income (loss), net of tax	16	125	139	119
Comprehensive income	$2,294	$2,380	$6,538	$6,326
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
Operating activities
Net income	$2,278	$2,255	$6,399	$6,207
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	559	532	1,623	1,544
Deferred income taxes	35	(137)	(49)	(501)
Share-based compensation	39	40	128	128
Other	(53)	(33)	(197)	(48)
Changes in working capital items	570	79	(50)	(514)
Cash provided by operations	3,428	2,736	7,854	6,816
Investing activities
Capital expenditures	(1,011)	(794)	(2,306)	(1,968)
Purchases of restaurant businesses	(109)	(433)	(240)	(595)
Purchases of equity method investments	—	—	—	(1,837)
Sales of restaurant businesses	102	54	185	156
Sales of property	22	10	38	32
Other	(116)	(103)	(430)	(392)
Cash used for investing activities	(1,112)	(1,266)	(2,753)	(4,604)
Financing activities
Net short-term borrowings (repayments)	(599)	474	(794)	133
Long-term financing issuances	1,833	—	4,734	1,731
Long-term financing repayments	(1,251)	—	(2,644)	(1,785)
Treasury stock purchases	(501)	(469)	(1,483)	(2,321)
Common stock dividends	(1,262)	(1,197)	(3,792)	(3,602)
Proceeds from stock option exercises	29	132	216	253
Other	(35)	(27)	(121)	(26)
Cash used for financing activities	(1,786)	(1,087)	(3,884)	(5,617)
Effect of exchange rates on cash and cash equivalents	6	46	110	47
Cash and equivalents increase (decrease)	537	429	1,328	(3,358)
Cash and equivalents at beginning of period	1,876	792	1,085	4,579
Cash and equivalents at end of period	$2,413	$1,221	$2,413	$1,221
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2023	1,660.6	$17	$8,893	$63,480	$(367)	$(6)	$(2,083)	(937.9)	$(74,640)	$(4,707)
Net income				6,207						6,207
Other comprehensive income (loss), net of tax					(10)	(7)	136			119
Comprehensive income										6,326
Common stock cash dividends ($6.78 per share)				(4,867)						(4,867)
Treasury stock purchases								(8.3)	(2,310)	(2,310)
Share-based compensation			128							128
Stock option exercises and other			173					2.3	81	254
Balance at September 30, 2024	1,660.6	$17	$9,194	$64,819	$(377)	$(13)	$(1,947)	(944.0)	$(76,870)	$(5,177)

For the nine months ended September 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2024	1,660.6	$17	$9,281	$66,834	$(393)	$119	$(2,279)	(945.4)	$(77,375)	$(3,797)
Net income				6,399						6,399
Other comprehensive income (loss), net of tax					(18)	(117)	274			139
Comprehensive income										6,538
Common stock cash dividends ($5.31 per share)				(3,792)						(3,792)
Treasury stock purchases								(4.9)	(1,456)	(1,456)
Share-based compensation			128							128
Stock option exercises and other			151					1.8	65	216
Balance at September 30, 2025	1,660.6	$17	$9,560	$69,440	$(411)	$2	$(2,005)	(948.5)	$(78,766)	$(2,163)
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2024
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2024	1,660.6	$17	$9,055	$65,026	$(367)	$33	$(2,129)	(943.3)	$(76,459)	$(4,824)
Net income				2,255						2,255
Other comprehensive income (loss), net of tax					(11)	(46)	182			125
Comprehensive income										2,380
Common stock cash dividends ($3.44 per share)				(2,462)						(2,462)
Treasury stock purchases								(1.6)	(443)	(443)
Share-based compensation			40							40
Stock option exercises and other			100					1.0	33	133
Balance at September 30, 2024	1,660.6	$17	$9,194	$64,819	$(377)	$(13)	$(1,947)	(944.0)	$(76,870)	$(5,177)

For the quarter ended September 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2025	1,660.6	$17	$9,500	$68,424	$(413)	$(45)	$(1,972)	(947.0)	$(78,271)	$(2,760)
Net income				2,278						2,278
Other comprehensive income (loss), net of tax					2	47	(33)			16
Comprehensive income										2,294
Common stock cash dividends ($1.77 per share)				(1,262)						(1,262)
Treasury stock purchases								(1.7)	(503)	(503)
Share-based compensation			39							39
Stock option exercises and other			21					0.2	8	29
Balance at September 30, 2025	1,660.6	$17	$9,560	$69,440	$(411)	$2	$(2,005)	(948.5)	$(78,766)	$(2,163)
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2024 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2025 do not necessarily indicate the results that may be expected for the full year.
Certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2025	2024
Conventional franchised	22,280	21,864
Developmental licensed	9,459	9,077
Foreign affiliated	10,807	9,814
Total Franchised	42,546	40,755
Company-owned and operated	2,053	2,064
Total Systemwide restaurants	44,599	42,819
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying Condensed Consolidated Financial Statements.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 3.0 million shares and 3.3 million shares for the quarters ended September 30, 2025 and 2024, respectively, and 3.1 million shares and 3.6 million shares for the nine months ended September 30, 2025 and 2024, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 1.8 million shares and 2.0 million shares for the quarters ended September 30, 2025 and 2024, respectively, and 1.8 million shares and 2.0 million shares for the nine months ended September 30, 2025 and 2024, respectively.

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

Internal-Use Software
In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("ASU 2025-06"). The pronouncement modernizes the accounting guidance for internal-use software costs by removing the various stages of a software development project to accommodate different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. We are currently in the process of determining the impact that ASU 2025-06 will have on the Company's Consolidated Financial Statements.

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
The Company incurred $152 million and $146 million of restructuring charges related to Accelerating the Organization in the nine months ended September 30, 2025 and 2024, respectively. These charges were recorded in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2025
Accrued Balance at Beginning of Year	$23	$4	$15	$42
Restructuring Costs Incurred	17	—	49	66
Cash Payments	(5)	—	(31)	(36)
Other Non-Cash Items	—	—	1	1
Accrued Balance at March 31, 2025	$35	$4	$34	$73
Restructuring Costs Incurred	(3)	—	46	43
Cash Payments	(3)	(1)	(55)	(59)
Other Non-Cash Items	—	—	3	3
Accrued Balance at June 30, 2025	$29	$3	$28	$60
Restructuring Costs Incurred	4	—	39	43
Cash Payments	(2)	—	(51)	(53)
Other Non-Cash Items	—	—	—	—
Accrued Balance at September 30, 2025	$31	$3	$16	$50
Of the $152 million of restructuring charges incurred in the nine months ended September 30, 2025, $138 million was recorded at Corporate and $14 million was recorded in the International Operated Markets.
Substantially all of the accrued restructuring balance recorded at September 30, 2025, related to the Company's Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services ("GBS") organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027, with $623 million of total restructuring charges incurred since the initiative commenced in 2023. The Company currently expects to incur approximately $250 million of restructuring charges in 2025, primarily related to professional services costs.

Equity Method Investments
The Company has various investments accounted for using the equity method. Under the equity method of accounting, the Company records our proportionate share of the net income or loss of each equity method investee, with a corresponding change to the carrying value of the investment. The carrying value of the investment is also adjusted for any dividends received and the effect of foreign exchange. The Company records our proportionate share of net income or loss within the Other operating (income) expense, net line on the Condensed Consolidated Statement of Income. The carrying value of the investments are recorded within the Investments in affiliates line on the Condensed Consolidated Balance Sheet. The Company has elected to record dividends received from our equity method investments under the nature of distribution approach, which provides for the recording of such distributions within the cash provided by operations section of the Condensed Consolidated Statement of Cash Flows to the extent that such distributions are from the normal operating or financing activities of the investee.
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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	September 30, 2025			December 31, 2024
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,063	48%	N/A	$1,973
McDonald's Japan Holdings Co., Ltd	35%	$1,972	$677	35%	$1,849	$590
As of September 30, 2025, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.5 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the nine months ended September 30, 2025 and 2024, respectively.

	Nine Months Ended September 30,
In Millions	2025	2024
Revenue	$433	$402
Equity in Earnings	$146	$107
Accounts Receivable	$96	$125
Dividends Received	$15	$13

Income Taxes
The effective income tax rate was 22.8% and 20.7% for the quarters ended September 30, 2025 and 2024, respectively, and 21.4% and 20.5% for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for the quarter and nine months ended 2024 reflected discrete income tax benefits related to restructuring initiatives and global audit progression.

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
At September 30, 2025, the fair value of the Company’s debt obligations was estimated at $40.2 billion, compared to a carrying amount of $41.3 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2025	December 31, 2024	Balance Sheet Classification	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$5	$125	Accrued payroll and other liabilities	$(152)	$(1)
Interest rate	Prepaid expenses and other current assets	—	34	Accrued payroll and other liabilities	(1)	(6)
Foreign currency	Miscellaneous other assets	4	40	Other long-term liabilities	(16)	—
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(19)	(34)
Total derivatives designated as hedging instruments		$9	$199		$(188)	$(41)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$135	Accrued payroll and other liabilities	$—	$—
Foreign currency	Prepaid expenses and other current assets	—	—	Accrued payroll and other liabilities	(3)	—
Equity	Miscellaneous other assets	103	—
Total derivatives not designated as hedging instruments		$103	$135		$(3)	$—
Total derivatives		$112	$334		$(191)	$(41)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2025 and 2024, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2025	2024	2025	2024	2025	2024
Foreign currency	Nonoperating income/expense	$(165)	$(25)	$(24)	$(10)
Interest rate	Interest expense	(10)	7	1	1
Cash flow hedges		$(175)	$(18)	$(23)	$(9)

Foreign currency denominated debt	Nonoperating income/expense	$(1,562)	$(133)
Foreign currency derivatives	Nonoperating income/expense	(225)	(18)
Foreign currency derivatives(1)	Interest expense					$46	$32
Net investment hedges		$(1,787)	$(151)			$46	$32

Foreign currency	Nonoperating income/expense					$(9)	$(10)
Equity	Selling, general & administrative expenses					10	(2)
Undesignated derivatives						$1	$(12)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.

Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At September 30, 2025, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $831 million, which included a decrease of $20 million of cumulative hedging adjustments. For the nine months ended September 30, 2025, the Company recognized a $20 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2025, the Company had derivatives outstanding with an equivalent notional amount of $2.3 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at September 30, 2025, the $2 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2025, $15.3 billion of the Company's third-party foreign currency denominated debt, and $2.4 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2025 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2025, the Company was required to post $185 million of collateral due to the negative fair value of certain derivative positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024

Rents	$2,762	$2,609	$7,752	$7,512
Royalties	1,582	1,463	4,429	4,191
Initial fees	20	22	56	53
Revenues from franchised restaurants	$4,363	$4,094	$12,238	$11,756

Segment Information
The Company operates under the following global organizational structure, reflecting how management reviews and evaluates operating performance:
•U.S. segment - the Company's largest market. The segment is 95% franchised as of September 30, 2025.
•International Operated Markets segment - comprised of markets or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of September 30, 2025.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan, as well as Corporate activities. The International Developmental Licensed Markets are 99% franchised as of September 30, 2025.

The Company's chief operating decision makers ("CODMs") are the President and Chief Executive Officer ("CEO") and the Executive Vice President and Global Chief Financial Officer ("CFO"). Segment performance is evaluated based on one measure of a segment's profit or loss, operating income, which is used to allocate resources in the annual planning process. Throughout the year, the CODMs consider forecast to actual operating income results and variances against plan to evaluate segment performance and priorities related to allocation of capital and resources supporting organizational objectives.
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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2025	2024	2025	2024
U.S.	$2,772	$2,739	$8,048	$7,997
International Operated Markets	3,658	3,309	10,035	9,443
International Developmental Licensed Markets & Corporate	648	825	1,793	2,092
Total Revenues	$7,078	$6,873	$19,876	$19,532
U.S.	$325	$326	$968	$972
International Operated Markets	341	318	971	919
International Developmental Licensed Markets & Corporate	—	2	1	11
Total Franchised restaurants-occupancy expenses	$666	$646	$1,940	$1,902
U.S.	$701	$717	$2,040	$2,089
International Operated Markets	1,357	1,227	3,765	3,567
International Developmental Licensed Markets & Corporate	115	305	304	702
Total Company-operated restaurant expenses	$2,172	$2,248	$6,109	$6,358
U.S.	$185	$152	$478	$429
International Operated Markets	170	147	505	457
International Developmental Licensed Markets & Corporate	429	348	1,185	1,172
Total Selling, general, & administrative expenses	$785	$647	$2,167	$2,059
U.S.	$63	$51	$235	$107
International Operated Markets	28	15	108	40
International Developmental Licensed Markets & Corporate	7	76	80	223
Total Other segment items*	$98	$143	$423	$370
U.S.	$1,498	$1,493	$4,327	$4,400
International Operated Markets	1,761	1,602	4,686	4,459
International Developmental Licensed Markets & Corporate	97	93	224	(15)
Total Operating income	$3,357	$3,188	$9,237	$8,844
U.S.	$400	$336	$943	$813
International Operated Markets	607	455	1,347	1,109
International Developmental Licensed Markets & Corporate	3	3	16	46
Total Capital expenditures	$1,011	$794	$2,306	$1,968
U.S.	$249	$247	$742	$739
International Operated Markets	201	188	579	542
International Developmental Licensed Markets & Corporate	109	97	303	262
Total Depreciation & amortization**	$559	$532	$1,623	$1,544

In millions	September 30, 2025	December 31, 2024
U.S.	$22,840	$22,547
International Operated Markets	27,504	23,491
International Developmental Licensed Markets & Corporate	10,265	9,143
Total Assets	$60,608	$55,182
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
Overview
The Company franchises and owns and operates McDonald's restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 44,599 McDonald's restaurants at September 30, 2025, approximately 95% were franchised.
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
◦Delivery: The Company offers delivery from approximately 40,000 restaurants across approximately 100 markets, representing nearly 90% of McDonald's restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is currently available in five of the Company's top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by the end of 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.
◦Drive Thru: The Company has the most drive thru locations worldwide, with nearly 29,000 drive thru locations globally, including over 95% of the over 13,500 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. McDonald's network currently provides unmatched scale and convenience for customers, while also offering significant growth opportunities, such as adding additional drive thru lanes to increase capacity and improve speed and efficiency. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.
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

Third Quarter and Nine Months 2025 Financial Performance
Global comparable sales increased 3.6% for the quarter and 2.2% for the nine months.
•U.S. comparable sales increased 2.4% for the quarter and 0.5% for the nine months. Comparable sales results for both periods were primarily driven by positive check growth.
•International Operated Markets comparable sales increased 4.3% for the quarter and 2.6% for the nine months. All markets reflected positive comparable sales for the quarter, led by Germany and Australia. Results for the nine months were driven by positive comparable sales in nearly all markets.
•International Developmental Licensed Markets comparable sales increased 4.7% for the quarter and 4.6% for the nine months. Positive comparable sales for both periods were led by Japan, with all geographic regions reflecting positive comparable sales.
In addition to the comparable sales results, the Company had the following financial results for the quarter and nine months:
•Consolidated revenues increased 3% (1% in constant currencies) for the quarter and 2% (1% in constant currencies) for the nine months.
•Systemwide sales increased 8% (6% in constant currencies) for the quarter and 5% (5% in constant currencies) for the nine months.
•Consolidated operating income increased 5% (3% in constant currencies) for the quarter and 4% (3% in constant currencies) for the nine months. Excluding current and prior year charges detailed in the Operating Income and Operating Margin section on page 30 of this report, consolidated operating income increased 3% (1% in constant currencies) for the quarter and 3% (2% in constant currencies) for the nine months.
•Diluted earnings per share was $3.18 for the quarter, an increase of 2% (flat in constant currencies) and $8.92 for the nine months, an increase of 4% (3% in constant currencies). Excluding current and prior year charges detailed in the Net Income and Diluted Earnings Per Share section on page 24 of this report, diluted earnings per share for the quarter was flat at $3.22 (a decrease of 1% in constant currencies) and $9.08, an increase of 2% (1% in constant currencies) for the nine months.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended September 30,	2025	2024	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$4,363	$4,094	7%
Sales by Company-owned and operated restaurants	2,563	2,656	(3)
Other revenues	151	124	22
Total revenues	7,078	6,873	3
Operating costs and expenses
Franchised restaurants-occupancy expenses	666	646	3
Company-owned and operated restaurant expenses	2,172	2,248	(3)
Other restaurant expenses	135	104	30
Selling, general & administrative expenses
Depreciation and amortization	121	111	8
Other	664	536	24
Other operating (income) expense, net	(37)	39	n/m
Total operating costs and expenses	3,721	3,685	1
Operating income	3,357	3,188	5
Interest expense	406	381	7
Nonoperating (income) expense, net	1	(36)	n/m
Income before provision for income taxes	2,949	2,843	4
Provision for income taxes	671	588	14
Net income	$2,278	$2,255	1%
Earnings per common share-basic	$3.20	$3.15	2%
Earnings per common share-diluted	$3.18	$3.13	2%

Nine Months Ended September 30,	2025	2024	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$12,238	$11,756	4%
Sales by Company-owned and operated restaurants	7,154	7,472	(4)
Other revenues	485	304	60
Total revenues	19,876	19,532	2
Operating costs and expenses
Franchised restaurants-occupancy expenses	1,940	1,902	2
Company-owned and operated restaurant expenses	6,109	6,358	(4)
Other restaurant expenses	424	241	76
Selling, general & administrative expenses
Depreciation and amortization	333	311	7
Other	1,834	1,748	5
Other operating (income) expense, net	(1)	129	n/m
Total operating costs and expenses	10,639	10,688	—
Operating income	9,237	8,844	4
Interest expense	1,172	1,126	4
Nonoperating (income) expense, net	(75)	(90)	(16)
Income before provision for income taxes	8,140	7,807	4
Provision for income taxes	1,740	1,600	9
Net income	$6,399	$6,207	3%
Earnings per common share-basic	$8.96	$8.63	4%
Earnings per common share-diluted	$8.92	$8.59	4%
n/m Not meaningful

Impact of the War in the Middle East
The Company’s Systemwide sales and revenue have continued to be negatively impacted by the war in the Middle East, primarily in the International Developmental Licensed Markets, where the majority of restaurants are under a developmental license or affiliate arrangement. The Company is monitoring the evolving situation, which it expects to continue to have a negative impact on Systemwide sales and revenue until macroeconomic conditions recover. The Company generally does not invest any restaurant capital under a developmental license or affiliate arrangement, and it receives a royalty based on a percent of sales, and generally receives initial fees upon the opening of a new restaurant or grant of a new license.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2025	2024	2025
Revenues	$7,078	$6,873	$151
Franchised margins	3,697	3,447	74
Company-owned and operated margins	391	407	10
Selling, general & administrative expenses	785	647	(6)
Operating income	3,357	3,188	78
Net income	2,278	2,255	31
Earnings per share-diluted	$3.18	$3.13	$0.04

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2025	2024	2025
Revenues	$19,876	$19,532	$161
Franchised margins	10,298	9,855	81
Company-owned and operated margins	1,044	1,114	10
Selling, general & administrative expenses	2,167	2,059	(7)
Operating income	9,237	8,844	87
Net income	6,399	6,207	44
Earnings per share-diluted	$8.92	$8.59	$0.06

Net Income and Diluted Earnings per Share
For the quarter, net income increased 1% (flat in constant currencies) to $2,278 million, and diluted earnings per share increased 2% (flat in constant currencies) to $3.18. Foreign currency translation had a positive impact of $0.04 on diluted earnings per share.
For the nine months, net income increased 3% (2% in constant currencies) to $6,399 million, and diluted earnings per share increased 4% (3% in constant currencies) to $8.92. Foreign currency translation had a positive impact of $0.06 on diluted earnings per share.
Results for 2025 included the following:
•Net pre-tax charges of $39 million, or $0.04 per share, for the quarter and $148 million, or $0.16 per share, for the nine months, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
Results for 2024 included the following:
•Net pre-tax charges of $52 million, or $0.05 per share, for the quarter and $142 million, or $0.15 per share, for the nine months, primarily consisted of transaction costs and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel
•Pre-tax charges of $46 million, or $0.05 per share, for the quarter and $146 million, or $0.15 per share, for the nine months, related to restructuring charges associated with Accelerating the Organization
Excluding the above items, operating income growth for both periods was primarily driven by higher sales-driven Franchised margins, partly offset by higher Selling, general, and administrative expenses.
During the quarter, the Company paid a dividend of $1.77 per share, or $1,262 million, resulting in total dividends paid for the nine months of $3,792 million. Additionally, during the quarter, the Company repurchased 1.7 million shares of stock for $503 million, resulting in total purchases for the nine months of 4.8 million shares, or $1,456 million.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended September 30,
	Net Income				Earnings per share - diluted
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,278	$2,255	1%	—%	$3.18	$3.13	2%	—%
(Gains)/Charges	30	67			0.04	0.10
Non-GAAP	$2,308	$2,322	(1)%	(2)%	$3.22	$3.23	—%	(1)%

	Nine Months Ended September 30,
	Net Income				Earnings per share - diluted
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$6,399	$6,207	3%	2%	$8.92	$8.59	4%	3%
(Gains)/Charges	114	218			0.16	0.30
Non-GAAP	$6,513	$6,425	1%	1%	$9.08	$8.89	2%	1%
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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at September 30, 2025. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended September 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$1,906	$1,851	3%	3%
International Operated Markets	1,962	1,781	10	6
International Developmental Licensed Markets & Corporate	496	461	8	6
Total	$4,363	$4,094	7%	4%
Company-owned and operated sales
U.S.	$790	$822	(4)%	(4)%
International Operated Markets	1,645	1,485	11	7
International Developmental Licensed Markets & Corporate	128	349	(63)	n/m
Total	$2,563	$2,656	(3)%	(6)%
Total Franchised revenues and Company-owned and operated sales
U.S.	$2,696	$2,673	1%	1%
International Operated Markets	3,606	3,266	10	6
International Developmental Licensed Markets & Corporate	625	810	(23)	(25)
Total	$6,927	$6,750	3%	—%

Total Other revenues	$151	$124	22%	22%

Total Revenues	$7,078	$6,873	3%	1%

Nine Months Ended September 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$5,485	$5,417	1%	1%
International Operated Markets	5,354	5,039	6	4
International Developmental Licensed Markets & Corporate	1,398	1,300	8	8
Total	$12,238	$11,756	4%	3%
Company-owned and operated sales
U.S.	$2,306	$2,417	(5)%	(5)%
International Operated Markets	4,518	4,278	6	5
International Developmental Licensed Markets & Corporate	330	777	(57)	n/m
Total	$7,154	$7,472	(4)%	(5)%
Total Franchised revenues and Company-owned and operated sales
U.S.	$7,791	$7,834	(1)%	(1)%
International Operated Markets	9,872	9,317	6	4
International Developmental Licensed Markets & Corporate	1,728	2,077	(17)	(17)
Total	$19,391	$19,228	1%	—%

Total Other revenues	$485	$304	60%	60%

Total Revenues	$19,876	$19,532	2%	1%
n/m Not meaningful

•Total Franchised revenues and Company-owned and operated sales increased 3% (flat in constant currencies) for the quarter and increased 1% (flat in constant currencies) for the nine months. Both periods benefited from positive sales performance in the International Operated Markets. In the U.S., total revenues for the quarter was driven by positive franchised sales performance, while the nine months was driven by negative Company-owned and operated sales performance. International Developmental Licensed Markets & Corporate revenues for both periods were impacted by the prior year sale of McDonald's business in South Korea, partly offset by positive sales performance. International Developmental Licensed Markets & Corporate revenues for the nine months also reflected the prior year acquisition of McDonald's business in Israel.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2025 and 2024:

	Increase/(Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	2.4%	0.3%	0.5%	0.7%
International Operated Markets	4.3	(2.1)	2.6	(0.3)
International Developmental Licensed Markets	4.7	(3.5)	4.6	(1.7)
Total Company	3.6%	(1.5)%	2.2%	(0.2)%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2025:

SYSTEMWIDE SALES*
	Quarter Ended September 30, 2025		Nine Months Ended September 30, 2025
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	3%	3%	1%	1%
International Operated Markets	11	6	6	5
International Developmental Licensed Markets	11	10	10	10
Total Company	8%	6%	5%	5%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents Franchised sales and the related increases/(decreases) for the quarters and nine months ended September 30, 2025 and 2024:

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$13,376	$12,893	4%	4%
International Operated Markets	11,439	10,334	11	6
International Developmental Licensed Markets	9,279	8,106	14	13
Total	$34,093	$31,333	9%	7%

Ownership type
Conventional franchised	$24,635	$23,088	7%	5%
Developmental licensed	5,885	5,005	18	16
Foreign affiliated	3,573	3,240	10	8
Total	$34,093	$31,333	9%	7%

Nine Months Ended September 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$38,378	$37,743	2%	2%
International Operated Markets	31,135	29,225	7	5
International Developmental Licensed Markets	26,143	23,361	12	12
Total	$95,656	$90,330	6%	5%

Ownership type
Conventional franchised	$69,047	$66,636	4%	3%
Developmental licensed	16,486	14,513	14	13
Foreign affiliated	10,123	9,181	10	10
Total	$95,656	$90,330	6%	5%

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

RESTAURANT MARGINS
Dollars in millions
			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2025	2024
Franchised
U.S.	$1,581	$1,525	4%	4%
International Operated Markets	1,620	1,463	11	6
International Developmental Licensed Markets & Corporate	496	459	8	6
Total	$3,697	$3,447	7%	5%
Company-owned and operated
U.S.	$90	$105	(15)%	(15)%
International Operated Markets	288	258	11	8
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$391	$407	(4)%	(6)%
Total restaurant margins
U.S.	$1,671	$1,631	2%	2%
International Operated Markets	1,908	1,722	11	6
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$4,088	$3,855	6%	4%

			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2025	2024
Franchised
U.S.	$4,517	$4,444	2%	2%
International Operated Markets	4,383	4,120	6	4
International Developmental Licensed Markets & Corporate	1,397	1,290	8	9
Total	$10,298	$9,855	4%	4%
Company-owned and operated
U.S.	$266	$328	(19)%	(19)%
International Operated Markets	752	711	6	5
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$1,044	$1,114	(6)%	(7)%
Total restaurant margins
U.S.	$4,783	$4,773	—%	—%
International Operated Markets	5,136	4,831	6	4
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$11,342	$10,969	3%	3%
n/m Not meaningful
•Franchised margins in the U.S., International Operated Markets and the International Developmental Licensed Markets & Corporate reflected sales-driven growth for both periods. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-owned and operated margins for both periods reflected the impact of ongoing inflationary cost pressures in the U.S. and the International Operated Markets. The U.S. was impacted by negative sales performance, while the International Operated Markets reflected sales-driven growth.
•Total restaurant margins included depreciation and amortization expense of $438 million and $420 million for the quarters ended 2025 and 2024, respectively, and $1.3 billion and $1.2 billion for the nine months ended 2025 and 2024, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $137 million or 21% (20% in constant currencies) for the quarter and increased $109 million or 5% (5% in constant currencies) for the nine months. Results for the quarter primarily reflected increased spend on marketing initiatives, higher incentive-based compensation and investments in digital and technology, as well as transformation efforts, under our Accelerating the Arches strategy. Results for the nine months primarily reflected higher employee costs, including incentive-based compensation.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.1% for both the nine months ended September 30, 2025 and 2024, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Gains on sales of restaurant businesses	$(35)	$(9)	$(50)	$(22)
Equity in earnings of unconsolidated affiliates	(63)	(52)	(180)	(143)
Asset dispositions and other (income) expense, net	21	2	81	7
Impairment and other charges (gains), net	39	98	148	287
Total	$(37)	$39	$(1)	$129
•Gains on sales of restaurant businesses increased for both periods primarily due to more sales of restaurants in the International Operated Markets and the U.S.
•Equity in earnings of unconsolidated affiliates for both periods primarily reflected higher equity in earnings in China and Japan as a result of improved operating performance.
•The increase in asset dispositions and other (income) expense, net for both periods primarily reflected higher asset write-offs and higher store closing costs.
•Impairment and other charges (gains), net reflected net pre-tax charges of $39 million and $148 million for the quarter and the nine months, respectively, primarily related to restructuring charges associated with Accelerating the Organization.
Results for the quarter and nine months ended 2024 reflected net pre-tax charges of $52 million and $142 million, respectively, primarily consisting of transaction costs and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel, and pre-tax charges of $46 million and $146 million for the quarter and nine months, respectively, related to restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended September 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,498	$1,493	—%	—%
International Operated Markets	1,761	1,602	10	6
International Developmental Licensed Markets & Corporate	97	93	4	(6)
Total	$3,357	$3,188	5%	3%

Nine Months Ended September 30,	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$4,327	$4,400	(2)%	(2)%
International Operated Markets	4,686	4,459	5	3
International Developmental Licensed Markets & Corporate	224	(15)	n/m	n/m
Total	$9,237	$8,844	4%	3%

Operating margin	46.5%	45.3%

n/m Not meaningful
•Operating income increased $168 million, or 5% (3% in constant currencies), for the quarter and increased $393 million, or 4% (3% in constant currencies), for the nine months. Results reflected net pre-tax charges of $39 million and $148 million for the quarter and the nine months, respectively, primarily related to restructuring charges associated with Accelerating the Organization.
Results for the quarter and nine months ended 2024 reflected net pre-tax charges of $52 million and $142 million, respectively, primarily related to non-cash impairment charges and transaction costs, and pre-tax restructuring charges of $46 million and $146 million for the quarter and nine months, respectively, related to Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended September 30,				Nine Months Ended September 30,
	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2025	2024	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$3,357	$3,188	5%	3%	$9,237	$8,844	4%	3%
(Gains)/Charges	39	98			148	287
Non-GAAP operating income	$3,396	$3,286	3%	1%	$9,385	$9,131	3%	2%

Non-GAAP operating margin					47.2%	46.7%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 29 for details of the charges in this table.
•Excluding the current and prior year charges shown in the table above, operating income increased 3% (1% in constant currencies) for the quarter and 3% (2% in constant currencies) for the nine months. Results for the quarter reflected positive operating results, primarily due to higher sales-driven Franchised margins in the International Operated Markets, partly offset by higher Selling, general, and administrative expenses in International Developmental Licensed Markets & Corporate. Results for the nine months reflected positive operating results, primarily due to higher sales-driven Franchised margins across all segments, partly offset by lower sales-driven Company-owned and operating margins and higher Selling, general, and administrative expenses in the U.S.
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
The increase in non-GAAP operating margin was primarily due to the prior year sale of McDonald's business in South Korea, partly offset by the prior year acquisition of McDonald's business in Israel and higher Selling, general and administrative expenses.

Interest Expense
•Interest expense increased 7% (5% in constant currencies) for the quarter and 4% (4% in constant currencies) for the nine months. Results for both periods reflected higher average debt balances as well as higher average interest rates.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income	$(26)	$(18)	$(63)	$(85)
Foreign currency and hedging activity	33	10	25	16
Other (income) expense, net	(6)	(27)	(37)	(21)
Total	$1	$(36)	$(75)	$(90)
•Interest income for the nine months decreased due to lower average cash balances and lower average interest rates.
Income Taxes
•The effective income tax rate was 22.8% and 20.7% for the quarters ended 2025 and 2024, respectively, and 21.4% and 20.5% for the nine months ended 2025 and 2024, respectively. The effective tax rates for the quarter and nine months ended 2024 reflected discrete income tax benefits related to restructuring initiatives and global audit progression.
•On July 4, 2025, Public Law Number 119-21 (Bill H.R. 1) was enacted in the U.S. with varying effective dates beginning in 2025. The new legislation extends certain provisions enacted with the Tax Cuts and Jobs Act, while introducing or restoring international and domestic business provisions that impact U.S. corporations. The Company recorded the impacts of the legislation in the third quarter of 2025, which were not material to the Condensed Consolidated Financial Statements.
Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $7.9 billion and exceeded capital expenditures by $5.6 billion for the nine months 2025. Cash provided by operations slightly increased compared with the nine months 2024, in line with operating results.
Cash used for investing activities totaled $2.8 billion for the nine months 2025, a decrease of $1.8 billion compared with the nine months 2024. The decrease was primarily due to the Company's acquisition of an increased ownership stake in McDonald's China business in the prior year.
Cash used for financing activities totaled $3.9 billion for the nine months 2025, a decrease of $1.7 billion compared with the nine months 2024. The decrease was primarily due to higher bond issuances and lower treasury stock purchases in the current year.

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
•The Company expects the effective income tax rate for the full year 2025 to be between 21% and 22%. Some volatility may result in a quarterly tax rate outside of the annual range.
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

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
The Company is in the process of a multi-year, comprehensive transformation of its technology and operating model across multiple areas of the business, in an effort to modernize our processes and create efficiencies.
This technology transformation includes the implementation of certain new systems. Operating model transformation includes centralizing or outsourcing certain more routine functions.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2025	636,424	$299.22	636,424	$13,856,831,444
August 1-31, 2025	292,390	307.32	292,390	13,766,974,006
September 1-30, 2025	722,369	308.49	722,369	13,544,126,884
Total	1,651,183	$304.71	1,651,183
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended September 30, 2025. These trading plans were respectively terminated and adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Termination Date	Aggregate Number of Securities to be Sold	Plan Description
Joseph Erlinger / President, McDonald's USA	Rule 10b5-1 trading plan	August 28, 2024	December 23, 2025	August 7, 2025	16,484	Termination of Rule 10b5-1 trading plan[1]
Joseph Erlinger / President, McDonald's USA	Rule 10b5-1 trading plan	August 7, 2025	December 23, 2026	N/A	45,083[2]	Sale of shares[1]
[1] On August 7, 2025, Joseph Erlinger, President, McDonald’s USA, terminated a Rule 10b5-1 trading plan that was adopted on August 28, 2024, and provided for the sale of up to 16,484 shares of McDonald’s stock until December 23, 2025. Following the termination of the previous Rule 10b5-1 trading plan, on August 7, 2025, Mr. Erlinger entered into a new Rule 10b5-1 trading plan, which provides for the potential sale of up 45,083 shares of McDonald’s stock until December 23, 2026 (with the first trade under the new trading plan scheduled for January 12, 2026).
[2] Represents the maximum number of shares that are eligible to vest pursuant to Mr. Erlinger’s 2023 performance-based restricted stock unit award. The actual number of shares that will vest and be sold pursuant to the trading plan will depend upon the Company’s performance against the applicable performance targets.
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	November 5, 2025	Ian F. Borden
Executive Vice President and Global Chief Financial Officer