Form 10-K
period 2025-12-31
MCDONALDS CORP
filed 2026-02-24
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM	10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer  ☒         Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company  ☐ Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒
The aggregate market value of the registrant's common stock held by non-affiliates as of June 30, 2025: 208,464,334,129.
The number of shares outstanding of the registrant’s common stock as of January 31, 2026: 710,398,642.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates information by reference from the registrant’s 2026 definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.

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
BUSINESS SUMMARY
GENERAL
For the year ended December 31, 2025, there were no material changes to the Company's corporate structure or in its method of conducting business. Refer to the Segment and Geographic Information section on page 51 of this Form 10-K for additional information.
DESCRIPTION OF THE BUSINESS
The Company franchises and owns and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 45,356 McDonald's restaurants at year-end 2025, approximately 95% were franchised.
The Company’s reporting segments are aligned with its strategic priorities and reflect how management reviews and evaluates operating performance. Significant reportable segments include the United States ("U.S.") and International Operated Markets. In addition, the International Developmental Licensed Markets & Corporate includes the results of over 75 countries as well as Corporate activities.
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
Directly operating McDonald’s restaurants contributes significantly to the Company's ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from Company-owned and operated restaurants allows McDonald’s to improve the operations and success of all restaurants, and allows innovations from franchisees to be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, the Company is able to further develop and refine operating standards, marketing concepts and product and pricing strategies.
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
McDonald's Corporation 2025 Annual Report 3

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
HUMAN CAPITAL MANAGEMENT
The Company’s people strategies aim to support an inclusive environment that represents the communities in which it operates. To do this, the Company offers quality training and learning opportunities and upholds high standards of health and safety designed to create and maintain a safe and respectful workplace for its employees. In support of the Company’s values, the Company’s annual incentive plan holds the Chief Executive Officer ("CEO") and Executive Officers accountable for efforts towards the following Company initiatives: (i) advancing the Company’s values, (ii) driving employee engagement and (iii) executing its franchising strategy.
You can find more information about the Company's human capital management and related initiatives in our 2024-2025 Purpose & Impact Report and on the “Our Purpose & Impact” section of the Company’s website.
People
Company employees, which include those in the Company's corporate and other offices as well as in Company-owned and operated restaurants, totaled over 150,000 worldwide as of year-end 2025, of which approximately 70% were based outside of the U.S. In addition to Company employees, the over two million individuals who work in McDonald's franchised restaurants around the world are critical to the Company’s success, enabling it to drive long-term value creation and further its purpose and mission. People are at the cornerstone of the Company's business and an essential part of the System.
Commitment to Inclusion
Inclusion is one of the Company’s core values, which it strives to integrate into business operations to deliver an inclusive experience for stakeholders.
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
The Company's Global People Brand Standards (which apply to all McDonald’s restaurants, whether Company-owned and operated or franchised) prioritize action in four key areas: protecting employee health and safety, preventing workplace violence, preventing harassment, discrimination and retaliation, and listening through restaurant employee feedback.

McDonald's Corporation 2025 Annual Report 4

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
The Company follows Global Pay Principles to help ensure that its pay practices are understood and consistently implemented for all Company employees; these principles enforce its understanding that pay should be competitive, non-discriminatory, performance-based, understandable, and compliant with all applicable legal and regulatory requirements and standards. The Company’s annual pay equity analysis aims to ensure equitable pay practices are consistently implemented and executed across the Company. For more information related to the Company’s annual pay equity analysis please refer to the 2024-2025 Purpose & Impact Report.
Additionally, the Company has a long-standing commitment to providing training, education benefits and career path opportunities that empower its people. Learning and development is a competitive advantage to McDonald’s and a true differentiator to its employee value proposition. McDonald’s Hamburger University has multiple learning centers around the world, as well as online resources, that provide training for Company employees, as well as franchisees and their eligible employees. The Company is committed to providing opportunities for people to enhance their skills and fulfill their potential through talent development programs and language and technical skill training and support for continuing education, as it believes this helps to facilitate talent attraction, career development, and retention.
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
The Company is proud to support Ronald McDonald House and their global network of nearly 250 local chapters in more than 60 countries and regions in their mission to provide essential services to remove barriers, strengthen families and promote healing when children need healthcare. McDonald's creates opportunities that encourage Company employees, franchisees and their employees, suppliers, and customers to get involved in philanthropic and volunteering opportunities.
SUPPLY CHAIN, FOOD SAFETY AND QUALITY
The Company and its franchisees purchase food, packaging, equipment, and other goods from numerous independent suppliers. The Company has established and enforces high food safety and quality standards. The quality management systems and processes involve ongoing product reviews, supplier visits and third-party verifications with performance expectations. The Company requires periodic third-party food safety audits and, in the case of higher-risk foods, unannounced Good Manufacturing Practices (GMP) audits of suppliers to verify compliance with its food safety and quality standards. In addition, the Company promotes the consistency of its core menu by regular sensory evaluations and calibration trainings. As part of its digital food safety initiative, the Company has optimized internal digital platforms to monitor and measure adherence to our food safety standards and improve data quality. A Food Safety Advisory Council, comprised of the Company’s internal food safety experts as well as suppliers and outside experts, supports the Company’s food safety risk management work and provides strategic global leadership for all aspects of food safety and quality. The Company also has ongoing programs to elevate food safety culture throughout the business by educating employees about food safety practices, including proper storage, handling and preparation of food for customers, and encouraging markets, suppliers and restaurant operators to share best practices on food safety and quality.
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
To reinforce the importance of its values, the Company maintains a Supplier Code of Conduct that applies to all of its suppliers. The Company expects all of its suppliers to meet the rigorous standards set forth in the Code, which cover areas including human rights, workplace environment, business integrity and environmental management. In addition, the Company has a comprehensive Supply Chain Human Rights program to help suppliers understand its expectations, verify compliance and work toward continuous improvement.

McDonald's Corporation 2025 Annual Report 5

PURPOSE & IMPACT
The Company takes action on the issues that are most important to its business, and that will help create long-term sustainable value. The Company’s Impact Strategy is centered around four Impact Areas: Our Planet; Food Quality & Sourcing; Jobs, Inclusion & Empowerment; and Community Connection. Within these Impact Areas, the Company has established certain strategies, policies and performance indicators.
The Company takes steps to identify the environmental and social issues where it believes the business has the greatest impact and that are of the highest importance to our stakeholders. The Company believes that effectively managing its environmental and social impact through robust governance structures, strategies, goals and performance indicators is part of operating our business responsibly. By doing so, it aims to maximize shareholder value, ensure trust in the brand and build long-term resiliency. The Company periodically reports progress on the “Purpose & Impact” section of its website.
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
GOVERNMENT REGULATIONS
The Company has global operations and is therefore subject to the laws of the United States and many foreign jurisdictions in which it operates and the rules and regulations of various governing bodies, which may differ among jurisdictions. As discussed under “Legal Proceedings – Government Regulations” on page 36 of this Form 10-K, governments have adopted laws and regulations involving various aspects of the restaurant business, including, but not limited to, advertising, franchising, health, safety, environment, competition, zoning, employment and taxation.
While costs associated with legal and regulatory compliance have increased along with the number and scope of laws and regulations affecting our business, these costs are not expected to have a material effect on the Company’s capital expenditures, earnings or competitive position.

McDonald's Corporation 2025 Annual Report 6

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
•Systemwide sales include sales at all restaurants, whether owned and operated by the Company or by franchisees. Systemwide sales to loyalty members are comprised of all sales to customers who self-identify as a loyalty member when transacting with both Company-owned and operated and franchised restaurants. Systemwide sales to loyalty members are measured across 70 markets with loyalty programs. Systemwide sales to loyalty members represents an aggregation of the prior four quarters of sales to loyalty members active in the last 90 days of the respective quarter. While franchised sales are not recorded as revenues by the Company, management believes the information is important in understanding the Company's financial performance because these sales are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The Company's revenues consist of sales by Company-owned and operated restaurants and fees from franchised restaurants operated by conventional franchisees, developmental licensees and affiliates. Changes in Systemwide sales are primarily driven by comparable sales and net restaurant unit expansion.
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
McDonald's Corporation 2025 Annual Report 7

2025 FINANCIAL PERFORMANCE
In 2025, global comparable sales increased 3.1%.
•Comparable sales in the U.S. increased 2.1%, benefiting from average check growth.
•Comparable sales in the International Operated Markets increased 3.2%, reflecting positive comparable sales in nearly all markets, led by Germany and Australia.
•Comparable sales in the International Developmental Licensed Markets increased 4.6%. Positive comparable sales were led by Japan, with all geographic regions reflecting positive comparable sales.
Earnings and cash flow growth rates presented below were impacted in 2025 and 2024 by restructuring charges associated with Accelerating the Organization. Additionally, 2024 results were also impacted by net charges primarily consisting of transaction costs, property sale gains and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel.
Current year and prior year charges and gains are detailed along with reconciliations to the non-GAAP measures in the Net Income and Diluted Earnings Per Share section on page 13 and Operating Income section on page 18 in this Form 10-K.
In addition to the comparable sales results above, the Company had the following financial results in 2025:
•Consolidated revenues increased 4% (2% in constant currencies) to $26.9 billion.
•Systemwide sales increased 7% (5% in constant currencies) to $139.4 billion.
•Consolidated operating income increased 6% (4% in constant currencies) to $12.4 billion.
•Operating margin, defined as operating income as a percent of total revenues, increased from 45.2% in 2024 to 46.1% in 2025.
•Diluted earnings per share of $11.95 increased 5% (4% in constant currencies).
•Cash provided by operations was $10.6 billion, a 12% increase from the prior year.
•Capital expenditures of $3.4 billion were mainly allocated to new restaurant openings and, to a lesser extent, to reinvestment in existing restaurants.
•Free cash flow was $7.2 billion, an 8% increase from the prior year.
•Across the System, nearly 2,300 new restaurants (including those in our developmental licensee and affiliated markets) were opened.
•The Company increased its quarterly cash dividend per share by 5% to $1.86 for the fourth quarter, equivalent to an annual dividend of $7.44 per share. The Company returned a total of $7.1 billion to shareholders through dividends and share repurchases in 2025.

McDonald's Corporation 2025 Annual Report 8

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

•Commit to the Core menu by tapping into customer demand for the familiar and focusing on serving our iconic products that are beloved by customers around the world such as our World Famous Fries, Big Mac, Quarter Pounder and Chicken McNuggets, which are some of our seventeen unique billion-dollar brands. Building on its foundational strength with burgers, the Company will continue to evolve and innovate its longest-standing menu item with plans to continue to implement “Best Burger”; a series of operational and formulation changes designed to deliver hotter, juicier, tastier burgers to nearly all markets by the end of 2026. Further, the Company is focused on continuing to gain share in the rapidly growing chicken category, as we continue to aggressively grow our chicken brands. This includes offering the McCrispy sandwich, which was deployed in nearly all major markets by the end of 2025 and the extension of the McCrispy brand into strips and wraps in several markets. These innovations and new menu offerings reflect the Company's ability to meet evolving customer preferences. The Company also continues to see a significant opportunity with beverages to drive long-term growth.

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
◦Digital: The Company’s digital experience is transforming how customers order, pay and receive their food. Through digital tools, customers can access personalized offers, participate in a loyalty program, order through our mobile app and receive McDonald's food through the channel of their choice. We are also providing increased convenience to customers through “Ready on Arrival”; a digital enhancement that enables crew to begin assembling a customer's mobile order prior to arrival at the restaurant to expedite service and elevate customer satisfaction. The Company successfully deployed this initiative in its top six markets by the end of 2025. The Company has loyalty programs in 70 markets, including nearly all major markets. McDonald's loyalty customers have proven to be highly engaged, and the Company plans to increase its 90-day active users to 250 million by the end of 2027. Further, the Company plans to grow its annual Systemwide sales to loyalty members to $45.0 billion by the end of 2027.

◦Delivery: The Company offers delivery from nearly 41,000 restaurants across approximately 100 markets, representing approximately 90% of McDonald's restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is currently available in five of the Company’s top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by the end of 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.

◦Drive Thru: The Company has the most drive thru locations worldwide, with nearly 29,000 drive thru locations globally, including over 95% of the approximately 13,700 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. McDonald’s network currently provides unmatched scale and convenience for customers, while also offering significant growth opportunities, such as adding additional drive thru lanes to increase capacity and improve speed and efficiency. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.

◦Restaurant Development: The Company will continue to accelerate the pace of restaurant openings to attempt to fully capture the demand being driven through our Strategy in many of our largest markets. In 2026, the Company plans to open approximately 2,600 new restaurants (gross) across the globe, which will contribute to slightly over 4.5% new unit growth (net of closures). Further, the Company continues to build on its industry-leading development, by progressing toward the targeted expansion to 50,000 restaurants by the end of 2027, which would make it the fastest period of restaurant unit growth in Company history.
McDonald's Corporation 2025 Annual Report 9

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

McDonald's Corporation 2025 Annual Report 10

OUTLOOK
Based on current conditions, the following is provided to assist in forecasting the Company's future results.
•The Company expects net restaurant unit expansion will contribute approximately 2.5% to 2026 Systemwide sales growth, in constant currencies.
•The Company expects full year 2026 Selling, general and administrative expenses of about 2.2% of Systemwide sales.
•The Company expects 2026 operating margin percent to be in the mid-to-high 40% range.
•Based on current interest and foreign currency exchange rates, the Company expects interest expense for the full year 2026 to increase between 4% and 6% driven primarily by higher average interest rates.
•The Company expects the effective income tax rate for the full year 2026 to be between 21% and 23%. Some volatility may result in a quarterly tax rate outside of the annual range.
•The Company expects 2026 capital expenditures to be between $3.7 and $3.9 billion, with the majority directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open approximately 2,600 restaurants in 2026, with about 750 restaurants opening in the U.S. and International Operated Markets, and developmental licensees and affiliates contributing capital towards more than 1,800 restaurant openings in their respective markets. The Company expects approximately 2,100 net restaurant additions in 2026. The Company also expects a sequential increase in capital expenditures of about $300 million to $500 million for 2027, targeting 50,000 global units by the end of 2027.
•The Company expects to achieve a free cash flow conversion rate in the low-to-mid 80% range for 2026.
McDonald's Corporation 2025 Annual Report 11

CONSOLIDATED OPERATING RESULTS
The following discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes beginning on page 38 of this Form 10-K. This section generally discusses 2025 and 2024 items and the year-to-year comparisons between the years ended December 31, 2025 and 2024. Discussions of 2023 items and the year-to-year comparisons between the years ended December 31, 2024 and 2023 are not included in their entirety in this Form 10-K and can be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025.
Certain columns and rows in financial tables within management's discussion and analysis of financial condition and results of operations may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Operating results
		2025		2024	2023
Dollars and shares in millions, except per share data	Amount	Increase/ (decrease)	Amount	Increase/ (decrease)	Amount
Revenues
Revenues from franchised restaurants	$16,548	5%	$15,715	2%	$15,437
Sales by Company-owned and operated restaurants	9,690	(1)	9,782	—	9,742
Other revenues	647	53	423	34	316
Total revenues	26,885	4	25,920	2	25,494
Operating costs and expenses
Franchised restaurants-occupancy expenses	2,618	3	2,536	2	2,475
Company-owned and operated restaurant expenses	8,268	(1)	8,334	1	8,224
Other restaurant expenses	564	66	339	46	232
Selling, general & administrative expenses
Depreciation and amortization	457	2	447	17	382
Other	2,583	7	2,412	(1)	2,435
Other operating (income) expense, net	2	(98)	139	41	99
Total operating costs and expenses	14,492	2	14,208	3	13,847
Operating income	12,393	6	11,712	1	11,647
Interest expense	1,582	5	1,506	11	1,361
Nonoperating (income) expense, net	(87)	(38)	(139)	(41)	(236)
Income before provision for income taxes	10,897	5	10,345	(2)	10,522
Provision for income taxes	2,334	10	2,121	3	2,053
Net income	$8,563	4%	$8,223	(3)%	$8,469
Earnings per common share—diluted	$11.95	5%	$11.39	(1)%	$11.56
Weighted-average common shares outstanding— diluted	716.4	(1)%	721.9	(1)%	732.3
IMPACT OF FOREIGN CURRENCY TRANSLATION
The impact of foreign currency translation on consolidated operating results in 2025 primarily reflected the strengthening of most major currencies against the U.S. Dollar, partly offset by the weakening of the Australian Dollar and Canadian Dollar.
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
Impact of foreign currency translation on reported results

		Reported amount			Currency translation benefit/(cost)
In millions, except per share data	2025	2024	2023	2025	2024	2023
Revenues	$26,885	$25,920	$25,494	$385	$(57)	$22
Franchised margins	13,930	13,178	12,962	190	(31)	23
Company-owned and operated margins	1,422	1,447	1,517	24	(9)	1
Selling, general & administrative expenses	3,039	2,858	2,817	(18)	—	(3)
Operating income	12,393	11,712	11,647	198	(46)	19
Net income	8,563	8,223	8,469	114	(41)	30
Earnings per common share—diluted	11.95	11.39	11.56	0.16	(0.06)	0.04

McDonald's Corporation 2025 Annual Report 12

NET INCOME AND DILUTED EARNINGS PER COMMON SHARE
In 2025, net income increased 4% (3% in constant currencies) to $8,563 million and diluted earnings per common share increased 5% (4% in constant currencies) to $11.95. Foreign currency translation had a positive impact of $0.16 on diluted earnings per share.
2025 results included:
•Net pre-tax charges of $229 million, or $0.25 per share, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
2024 results included:
•Pre-tax charges of $221 million, or $0.25 per share, primarily related to restructuring charges associated with Accelerating the Organization
•Net pre-tax charges of $70 million, or $0.08 per share, which primarily consisted of transaction costs, property sale gains and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel
Outlined below is additional information for the full year 2025 and 2024:

Net Income Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2025	2024	2025	2025
GAAP net income	$8,563	$8,223	4%	3%
(Gains)/Charges, net of tax	178	236
Non-GAAP net income	$8,741	$8,459	3%	2%

Diluted Earnings Per Common Share Reconciliation
	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
	2025	2024	2025	2025
GAAP earnings per share-diluted	$11.95	$11.39	5%	4%
(Gains)/Charges	0.25	0.33
Non-GAAP earnings per share-diluted	$12.20	$11.72	4%	3%
The increase in 2025 net income and diluted earnings per common share was primarily driven by higher sales-driven Franchised margins.
The Company repurchased 6.7 million shares of its stock for $2.0 billion in 2025 and 10.1 million shares of its stock for $2.8 billion in 2024.

McDonald's Corporation 2025 Annual Report 13

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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at December 31, 2025. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

Revenues
	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2025	2024	2023	2025	2024	2025	2024
Franchised revenues:
U.S.	$7,371	$7,211	$7,163	2%	1%	2%	1%
International Operated Markets	7,279	6,746	6,549	8	3	5	3
International Developmental Licensed Markets & Corporate	1,898	1,758	1,724	8	2	7	5
Total	$16,548	$15,715	$15,437	5%	2%	4%	2%
Company-owned and operated sales:
U.S.	$3,115	$3,197	$3,221	(3)%	(1)%	(3)%	(1)%
International Operated Markets	6,131	5,713	5,702	7	—	5	—
International Developmental Licensed Markets & Corporate	443	872	819	(49)	6	n/m	9
Total	$9,690	$9,782	$9,742	(1)%	—%	(2)%	1%
Total Franchised revenues and Company-owned and operated sales:
U.S.	$10,487	$10,407	$10,384	1%	—%	1%	—%
International Operated Markets	13,410	12,458	12,251	8	2	5	2
International Developmental Licensed Markets & Corporate	2,342	2,630	2,543	(11)	3	(13)	6
Total	$26,238	$25,496	$25,178	3%	1%	1%	1%
Total Other revenues	$647	$423	$316	53%	34%	52%	34%
Total Revenues	$26,885	$25,920	$25,494	4%	2%	2%	2%
n/m Not meaningful
In 2025, total Franchised revenues and Company-owned and operated sales increased 3% (1% in constant currencies) benefiting from positive sales performance in the International Operated Markets. Revenue growth in the U.S. was driven by positive franchised sales performance, partly offset by negative Company-owned and operated sales performance. International Developmental Licensed Markets & Corporate revenues was impacted by the prior year sale of McDonald's business in South Korea, partly offset by the prior year acquisition of McDonald's business in Israel and positive sales performance.
The following tables present comparable sales and Systemwide sales increases/(decreases):

Comparable sales increases/(decreases)

	2025	2024	2023
U.S.	2.1%	0.2%	8.7%
International Operated Markets	3.2	(0.2)	9.2
International Developmental Licensed Markets	4.6	(0.3)	9.4
Total Company	3.1%	(0.1)%	9.0%

Systemwide sales increases/(decreases)*

			Increase/(decrease) excluding currency translation
	2025	2024	2025	2024
U.S.	3%	1%	3%	1%
International Operated Markets	8	2	5	2
International Developmental Licensed Markets	10	—	10	4
Total Company	7%	1%	5%	2%
    *Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

McDonald's Corporation 2025 Annual Report 14

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases):
Franchised sales

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2025	2024	2023	2025	2024	2025	2024
U.S.	$51,946	$50,272	$49,914	3%	1%	3%	1%
International Operated Markets	42,440	39,132	38,264	8	2	5	2
International Developmental Licensed Markets	35,289	31,529	31,573	12	—	12	3
Total	$129,675	$120,933	$119,750	7%	1%	6%	2%

Ownership type
Conventional franchised	$93,761	$88,934	$87,809	5%	1%	4%	2%
Developmental licensed	22,451	19,736	20,045	14	(2)	13	(1)
Foreign affiliated	13,463	12,263	11,896	10	3	9	4
Total	$129,675	$120,933	$119,750	7%	1%	6%	2%
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
Restaurant margins

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2025	2024	2023	2025	2024	2025	2024
Franchised:
U.S.	$6,078	$5,916	$5,877	3%	1%	3%	1%
International Operated Markets	5,954	5,514	5,379	8	3	5	2
International Developmental Licensed Markets & Corporate	1,897	1,748	1,706	9	2	8	6
Total	$13,930	$13,178	$12,962	6%	2%	4%	2%
Company-owned and operated:
U.S.	$360	$417	$488	(14)%	(15)%	(14)%	(15)%
International Operated Markets	1,031	948	995	9	(5)	6	(4)
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$1,422	$1,447	$1,517	(2)%	(5)%	(3)%	(4)%
Total restaurant margins:
U.S.	$6,438	$6,334	$6,366	2%	(1)%	2%	(1)%
International Operated Markets	6,985	6,462	6,374	8	1	5	1
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m	n/m	n/m	n/m
Total	$15,351	$14,625	$14,479	5%	1%	3%	1%
n/m Not meaningful
In 2025, total restaurant margins increased 5% (3% in constant currencies), which benefited from sales-driven growth in the International Operated Markets and sales-driven Franchised margins in the U.S. and International Developmental Licensed Markets & Corporate, partly offset by negative Company-owned and operated sales performance in the U.S.
Franchised margins represented approximately 90% of restaurant margin dollars.
Company-owned and operated margins reflected the impact of ongoing inflationary cost pressures in the U.S. and the International Operated Markets. The U.S. was impacted by negative sales performance for the year, while the International Operated Markets reflected sales-driven growth.
Total restaurant margins included depreciation and amortization expense of $1.7 billion and $1.6 billion for 2025 and 2024, respectively.

McDonald's Corporation 2025 Annual Report 15

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
Selling, general & administrative expenses

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2025	2024	2023	2025	2024	2025	2024
U.S.	$653	$654	$661	—%	(1)%	—%	(1)%
International Operated Markets	705	631	635	12	(1)	9	(1)
International Developmental Licensed Markets & Corporate(1)	1,682	1,573	1,521	7	3	7	3
Total Selling, General & Administrative Expenses	$3,039	$2,858	$2,817	6%	1%	6%	1%

Less: Incentive-Based Compensation(2)	370	268	424	38	(37)	38	(37%)
Total Excluding Incentive-Based Compensation	$2,670	$2,591	$2,393	3%	8%	2%	8%
(1)Includes corporate office support costs in areas such as facilities, finance, human resources, investments in strategic technology initiatives, legal, marketing, restaurant operations, supply chain and training.
(2)Includes all cash incentives and share-based compensation expense.
In 2025, consolidated selling, general and administrative expense increased 6% (6% in constant currencies), primarily reflecting higher employee costs, including incentive-based compensation.
Management believes that analyzing selling, general and administrative expenses as a percent of Systemwide sales is meaningful because these costs are incurred to support the overall McDonald's business.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES AS A PERCENT OF SYSTEMWIDE SALES

McDonald's Corporation 2025 Annual Report 16

OTHER OPERATING (INCOME) EXPENSE, NET
Other operating (income) expense, net

In millions	2025	2024	2023
Gains on sales of restaurant businesses	$(133)	$(94)	$(103)
Equity in earnings of unconsolidated affiliates	(190)	(157)	(153)
Asset dispositions and other (income) expense, net	97	100	(7)
Impairment and other charges (gains), net	229	291	362
Total	$2	$139	$99
•Gains on sales of restaurant businesses
Gains on sales of restaurant businesses increased primarily due to more sales of restaurants in the International Operated Markets and the U.S.
•Impairment and other charges (gains), net
In 2025, impairment and other charges (gains), net reflected pre-tax charges of $229 million, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization).
In 2024, impairment and other charges (gains), net reflected pre-tax charges of $221 million, primarily related to restructuring charges associated with Accelerating the Organization and net pre-tax charges of $70 million, primarily consisting of transaction costs, property sale gains and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel.

McDonald's Corporation 2025 Annual Report 17

OPERATING INCOME
Operating income

	Amount			Increase/(decrease)		Increase/(decrease) excluding currency translation
Dollars in millions	2025	2024	2023	2025	2024	2025	2024
U.S.	$5,808	$5,733	$5,694	1%	1%	1%	1%
International Operated Markets	6,382	5,946	5,831	7	2	4	2
International Developmental Licensed Markets & Corporate	203	33	121	n/m	(73)	n/m	(23)
Total	$12,393	$11,712	$11,647	6%	1%	4%	1%

Operating margin	46.1%	45.2%	45.7%

Operating income reconciliation*

	Amount		Increase/(decrease)	Increase/(decrease) excluding currency translation
Dollars in millions	2025	2024	2025	2025
GAAP operating income	$12,393	$11,712	6%	4%
(Gains)/charges	229	291
Non-GAAP operating income	$12,621	$12,003	5%	3%

Non-GAAP operating margin	46.9%	46.3%

*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section above for details of the gains and charges in this table.
Operating income increased 6% (4% in constant currencies). Excluding the current and prior year charges shown in the table above, operating income increased 5% (3% in constant currencies) for 2025. Results primarily reflected positive operating results, primarily due to higher sales-driven Franchised margins across all segments, partly offset by higher Selling, general, and administrative expenses in the International Developmental Licensed Markets & Corporate and the International Operated Markets.
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
*Refer to the Operating Income section on page 18 in this Form 10-K for details regarding operating margin percent for 2025 and 2024.
**Refer to the Operating Income section on page 18 of the Company's Form 10-K for the year ended December 31, 2023.

McDonald's Corporation 2025 Annual Report 18

INTEREST EXPENSE
Interest expense increased 5% (4% in constant currencies) and 11% (11% in constant currencies) in 2025 and 2024, respectively. Results in 2025 reflected the impact of foreign currency translation and higher average interest rates.
NONOPERATING (INCOME) EXPENSE, NET
Nonoperating (income) expense, net

In millions	2025	2024	2023
Interest income	$(82)	$(103)	$(187)
Foreign currency and hedging activity	40	6	(19)
Other (income) expense	(45)	(42)	(31)
Total	$(87)	$(139)	$(236)
In 2025, Interest income decreased due to lower average cash balances and lower average interest rates.
PROVISION FOR INCOME TAXES
In 2025 and 2024, the reported effective income tax rates were 21.4% and 20.5%, respectively.
Results for 2024 reflected discrete income tax benefits related to restructuring initiatives.
Consolidated deferred tax assets, net of valuation allowance, were $7.4 billion in 2025 and $7.0 billion in 2024. Substantially all of the net deferred tax assets are expected to be realized in the U.S. and other profitable markets.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Recently issued accounting pronouncements are included on page 45 of this Form 10-K.
CASH FLOWS
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $10.6 billion in 2025, an increase of $1.1 billion driven by favorable working capital movement and improved operating results. Free cash flow was $7.2 billion in 2025, a decrease of $510 million or 8%. The Company’s free cash flow conversion rate was 84% in 2025 and 81% in 2024.
Cash used for investing activities totaled $3.8 billion in 2025, a decrease of $1.5 billion compared with 2024. The decrease was primarily due to the Company's increased ownership stake in Grand Foods Holding in 2024.
Cash used for financing activities totaled $7.1 billion in 2025, down slightly compared with 2024. The decrease was primarily due to lower Treasury stock purchases in the current year.
The Company’s cash and equivalents balance was $774 million and $1,085 million at year end 2025 and 2024, respectively. In addition to cash and equivalents on hand and cash provided by operations, the Company can meet short-term funding needs through its continued access to commercial paper borrowings and line of credit agreements.

McDonald's Corporation 2025 Annual Report 19

RESTAURANT DEVELOPMENT AND CAPITAL EXPENDITURES
In 2025, the Company opened 2,276 restaurants and closed 396 restaurants. In 2024, the Company opened 2,116 restaurants and closed 461 restaurants. The increase in openings in 2025 is a result of the Company's Restaurant Development growth pillar under our Accelerating the Arches Strategy.
Systemwide restaurants at year end

	2025	2024	2023
U.S.	13,706	13,557	13,457
International Operated Markets	10,845	10,512	10,263
International Developmental Licensed Markets & Corporate	20,805	19,408	18,102
Total	45,356	43,477	41,822
RESTAURANTS BY SEGMENT
Approximately 95% of the restaurants at year-end 2025 were franchised, including 95% in the U.S., 89% in the International Operated Markets and 99% in the International Developmental Licensed Markets.

McDonald's Corporation 2025 Annual Report 20

Capital expenditures increased $590 million or 21% in 2025 primarily due to increased investment in restaurant openings as a result of the Company's Restaurant Development growth pillar under our Accelerating the Arches Strategy.

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
As of December 31, 2025 and 2024, the Company owned approximately 56% of the land and approximately 80% of the buildings for restaurants in its consolidated markets.

SHARE REPURCHASES AND DIVIDENDS
In 2025, the Company returned approximately $7.1 billion to shareholders through a combination of dividends paid and shares repurchased.
Shares repurchased and dividends

In millions, except per share data	2025	2024	2023
Number of shares repurchased	6.7	10.1	11.1
Shares outstanding at year end	711	715	723
Dividends declared per share	$7.17	$6.78	$6.23
Treasury stock purchases (in Shareholders' equity)	$2,016	$2,826	$3,105
Dividends paid	5,115	4,870	4,533
Total returned to shareholders	$7,131	$7,696	$7,638
On November 21, 2024, the Company's Board of Directors approved a share repurchase program, effective January 1, 2025 with no specified expiration date, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock. In 2025, approximately 6.7 million shares were repurchased for $2.0 billion under the program.
The Company has paid dividends on its common stock for 50 consecutive years and has increased the dividend amount every year. The 2025 full year dividend of $7.17 per share reflects the quarterly dividend paid for each of the first three quarters of $1.77 per share, with an increase to $1.86 per share paid in the fourth quarter. This 5% increase in the quarterly dividend equates to a $7.44 per share annual dividend and reflects the Company’s confidence in the ongoing strength and reliability of its cash flow. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.

McDonald's Corporation 2025 Annual Report 21

FINANCIAL POSITION AND CAPITAL RESOURCES
TOTAL ASSETS AND RETURN
Total assets increased $4.3 billion or 8% in 2025, primarily due to the impact of foreign currency translation and an increase in Net property and equipment. Net property and equipment increased $2.9 billion in 2025, primarily due to increased capital expenditures as a result of the Company's Restaurant Development growth pillar under our Accelerating the Arches strategy.
The Company’s after-tax ROIC from continuing operations is a metric that management believes measures capital-allocation effectiveness over time and was 20.3%, 21.8% and 25.2% as of December 31, 2025, 2024, and 2023, respectively. Refer to the reconciliation in Exhibit 99.1 to this Form 10-K.
FINANCING AND MARKET RISK
The Company generally borrows on a long-term basis and is exposed to the impact of interest rate changes and foreign currency fluctuations. Debt obligations at December 31, 2025 totaled $40.0 billion, compared with $38.4 billion at December 31, 2024. The net increase in 2025 was primarily due to the impact of changes in exchange rates on foreign currency denominated debt.
Debt highlights(1)

	2025	2024	2023
Fixed-rate debt as a percent of total debt(2,3)	97%	96%	96%
Weighted-average annual interest rate of total debt(3)	4.0	4.0	3.7
Foreign currency-denominated debt as a percent of total debt(2)	39	34	38
Total debt as a percent of total capitalization (total debt and total Shareholders' equity)(2)	105	111	114
Cash provided by operations as a percent of total debt(2)	26	24	24
(1)All percentages are as of December 31, except for the weighted-average annual interest rate, which is for the year. See reconciliation in Exhibit 99.1.
(2)Based on debt obligations before the effects of fair value hedging adjustments and deferred debt costs. These effects are excluded as they have no impact on the obligation at maturity. See the Debt Financing footnote on page 61 of this Form 10-K.
(3)Includes the effect of interest rate swaps used to hedge debt.

Standard & Poor's and Moody's currently rate the Company’s commercial paper A-2 and P-2, respectively, and its long-term debt BBB+ and Baa1, respectively. To access the debt capital markets, the Company relies on credit-rating agencies to assign short-term and long-term credit ratings.
Certain of the Company’s debt obligations contain cross-acceleration provisions and restrictions on Company and subsidiary mortgages and the long-term debt of certain subsidiaries. There are no provisions in the Company’s debt obligations that would accelerate repayment of debt as a result of a change in credit ratings or a material adverse change in the Company’s business. On November 21, 2024, the Company's Board of Directors authorized $15.0 billion of borrowing capacity with no specified expiration date, of which $10.3 billion remained available as of December 31, 2025, with no specified expiration date. These borrowings may include (i) public or private offering of debt securities; (ii) direct borrowing from banks or other financial institutions; and (iii) other forms of indebtedness. In addition to debt securities available through a medium-term notes program registered with the SEC and a Global Medium-Term Notes program, the Company is authorized to issue up to $5.0 billion of commercial paper, and has $4.0 billion available under a committed line of credit agreement (see the Debt Financing footnote on page 61 of this Form 10-K).
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
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps and finances in the currencies in which assets are denominated. The Company uses foreign currency debt and derivatives to hedge the foreign currency risk associated with certain royalties, intercompany financings and long-term investments in foreign subsidiaries and affiliates. This reduces the impact of fluctuating foreign currencies on cash flows and shareholders’ equity. Total foreign currency-denominated debt was $15.6 billion and $13.2 billion for the years ended December 31, 2025 and 2024, respectively. In addition, where practical, the Company’s restaurants purchase goods and services in local currencies resulting in natural hedges. See the Summary of significant accounting policies footnote related to financial instruments and hedging activities on page 48 of this Form 10-K for additional information regarding the accounting impact and use of derivatives.
The Company does not have significant exposure to any individual counterparty and has master agreements that contain netting arrangements. Certain of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2025, the Company was required to post $79 million of collateral due to the negative fair value of certain derivative positions.

McDonald's Corporation 2025 Annual Report 22

The Company’s net asset exposure is diversified among a broad basket of currencies. The Company’s largest net asset exposures (defined as foreign currency assets less foreign currency liabilities) at year end were as follows:
Foreign currency net asset exposures

In millions of U.S. Dollars	2025	2024
Australian Dollars	$1,771	$1,479
British Pounds Sterling	1,416	1,149
Polish Zloty	820	636
China Renminbi	501	334
Hong Kong Dollars	289	226
The Company analyzed its portfolio of financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company’s results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a one percentage point adverse change in interest rates on all financial instruments, but did not consider the effects of the reduced level of economic activity that could exist in such an environment. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments; however, the analysis did not include the potential impact on revenues, local currency prices or the effect of fluctuating currencies on the Company’s anticipated foreign currency royalties and other payments received from the markets. Based on the results of these analyses of the Company’s financial instruments, neither a one percentage point adverse change in interest rates from 2025 levels nor a 10% adverse change in foreign currency rates from 2025 levels would materially affect the Company’s results of operations, cash flows or the fair value of its financial instruments.
LIQUIDITY AND USES OF CASH
The Company generates significant cash from operations and expects available cash and cash equivalents, future operating cash flows and its ability to issue debt to be sufficient to finance its foreseeable operating needs and other cash requirements in both the short-term and long-term.
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
The Company has significant operations outside the U.S. where it earns approximately 68% of its operating income. A significant portion of these historical earnings have been reinvested in foreign jurisdictions where the Company has made, and will continue to make, substantial investments to support the ongoing development and growth of its international operations.
Sources of Liquidity
The Company has long-term revenue and cash flow streams that relate to its franchise arrangements. Minimum rent payments under franchise arrangements are based on the Company’s underlying investment in owned sites and parallel the Company’s underlying lease obligations and escalations on properties that are leased. The Company believes that control over the real estate enables it to achieve restaurant performance levels that are among the highest in the industry. Refer to the Franchise Arrangements footnote on page 53 of this Form 10-K for additional information on future gross minimum payments due to the Company under existing conventional franchise arrangements.
Additionally, the Company is authorized to utilize up to $15.0 billion of borrowing capacity in various forms by the Board of Directors, of which $10.3 billion remained available as of December 31, 2025, with no specified expiration date. The Company is also authorized to issue up to $5.0 billion of commercial paper, and has $4.0 billion available under a committed line of credit agreement. Refer to the Financing and Market Risk section on page 22 of this Form 10-K.
Material Cash Requirements and Uses of Cash
Material cash requirements primarily consist of lease obligations (related to both Company-operated and franchised restaurants) and debt obligations. Refer to the Leasing Arrangements footnote on page 54 and the Debt Financing footnote on page 61 of this Form 10-K for more information.
The Company also records liabilities related to supplemental benefit plans maintained in the U.S. as well as liabilities for gross unrecognized tax benefits on certain tax positions. Details related to these obligations are provided in the Employee Benefit Plan footnote on page 60 and the Income Taxes footnote on page 58 of this Form 10-K.
The Company contracts with vendors and suppliers in the normal course of business. These contracts may include items related to construction projects, inventory, energy, marketing, technology and other services. Generally, these items are shorter term in nature and have no minimum payment requirements. These expenses, along with other standard operating expenses incurred, are funded from operating cash flows and reflected in other areas of this Form 10-K (e.g., Franchised margins, Company-owned and operated margins and Selling, general & administrative expenses that are reflected in the Consolidated Statement of Income and capital expenditures that are reflected on the Consolidated Statement of Cash Flows).
Additionally, the Company has guaranteed certain loans totaling approximately $85 million at December 31, 2025. These guarantees are contingent commitments generally issued by the Company to support borrowing arrangements of the System. At December 31, 2025, there was no carrying value for obligations under these guarantees in the Consolidated Balance Sheet.
McDonald's Corporation 2025 Annual Report 23

OTHER MATTERS
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as related disclosures. On an ongoing basis, the Company evaluates its estimates and judgments based on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
The Company reviews its financial reporting and disclosure practices and accounting policies quarterly to confirm that they provide accurate and transparent information relative to the current economic and business environment. The Company believes that of its significant accounting policies, the following involve a higher degree of judgment and/or complexity:
•Property and equipment
Property and equipment are depreciated or amortized on a straight-line basis over their useful lives based on management’s estimates of the period over which the assets will generate revenue (not to exceed lease term plus options for leased property). The useful lives are estimated based on historical experience with similar assets, taking into account anticipated technological or other changes. Refer to the Property and Equipment section in the Summary of Significant Accounting Policies footnote on page 45 of this Form 10-K and the Property and Equipment footnote on page 53 of this Form 10-K for additional information.
•Leasing Arrangements
The Lease right-of-use asset and Lease liability include an assumption on renewal options that have not yet been exercised by the Company. The Company also uses an incremental borrowing rate in calculating the Lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment. Refer to the Leasing section in the Summary of Significant Accounting Policies footnote on page 46 of this Form 10-K and the Leasing Arrangements footnote on page 54 of this Form 10-K for additional information.
•Long-lived assets impairment review
Long-lived assets are reviewed for impairment indicators annually. If qualitative indicators of impairment are present, such as changes in global and local business and economic conditions, operating costs, inflation, competition, and consumer and demographic trends, the Company will use these and other factors in estimating future cash flows when testing for the recoverability of its long-lived assets. Estimates of future cash flows are highly subjective judgments based on the Company’s experience and knowledge of its operations. A key assumption impacting estimated future cash flows is the estimated change in comparable sales. If the Company’s estimates or underlying assumptions change in the future, it may be required to record impairment charges. Refer to the Long-lived Assets section in the Summary of Significant Accounting Policies footnote on page 46 of this Form 10-K for additional information.
•Litigation accruals
In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. Refer to the Contingencies footnote on page 55 of this Form 10-K for additional information.
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
Refer to the Income Taxes section in the Summary of Significant Accounting Policies footnote on page 47 of this Form 10-K and the Income Taxes footnote on page 58 of this Form 10-K for additional information.

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

McDonald's Corporation 2025 Annual Report 24

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
The following performance graph shows McDonald's cumulative total shareholder returns (i.e., price appreciation and reinvestment of dividends) relative to the Standard & Poor's 500 Stock Index ("S&P 500 Index") and to the DJIA companies for the five-year period ended December 31, 2025. The graph assumes that the value of an investment in McDonald's common stock, the S&P 500 Index and the DJIA companies (including McDonald's) was $100 at December 31, 2020. For the DJIA companies, returns are weighted for market capitalization as of the beginning of each period indicated. These returns may vary from those of the DJIA Index, which is not weighted by market capitalization and may be composed of different companies during the period under consideration.

Comparison of Cumulative Five-Year Total Return
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
McDonald's Corporation
S&P 500 Index
Dow Jones Industrials

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
McDonald's Corporation	$100	$128	$128	$148	$148	$160
S&P 500 Index	$100	$129	$105	$133	$166	$196
Dow Jones Industrials	$100	$121	$113	$131	$150	$173
Source: S&P Capital IQ
McDonald's Corporation 2025 Annual Report 25

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION AND DIVIDEND POLICY
The Company’s common stock trades under the symbol MCD and is listed on the New York Stock Exchange in the U.S.
The number of shareholders of record and beneficial owners of the Company’s common stock as of January 31, 2026 was estimated to be 5,100,000.
Given the Company’s returns on its capital investments and significant cash provided by operations, management believes it is prudent to reinvest in the business to drive profitable growth and use excess cash flow to return cash to shareholders over time through dividends and share repurchases. The Company has paid dividends on common stock for 50 consecutive years through 2025 and has increased the dividend amount at least once every year. As in the past, future dividend amounts will be considered after reviewing profitability expectations and financing needs, and will be declared at the discretion of the Company’s Board of Directors.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table presents information related to repurchases of common stock the Company made during the quarter ended December 31, 2025*:

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2025	813,393	$304.07	813,393	$13,296,795,811
November 1-30, 2025	592,192	304.27	592,192	13,116,612,182
December 1-31, 2025	423,841	313.70	423,841	12,983,652,040
Total	1,829,426	$306.37	1,829,426
*    Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.
(1)On November 21, 2024, the Company's Board of Directors approved a share repurchase program, effective January 1, 2025 with no specified expiration date, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock.
McDonald's Corporation 2025 Annual Report 26

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
To continue to be successful in the future, we believe we must preserve, enhance and leverage the value and relevance of our brand, including our corporate purpose, mission and values. Brand value is based in part on consumer perceptions, which are affected by a variety of factors, including the nutritional content and preparation of our food, the ingredients we use, the manner in which we source commodities and general business practices across the System, including the people practices at McDonald’s restaurants. Our business could also be impacted by business incidents or practices, whether actual or perceived, particularly if they receive considerable publicity or result in litigation or governmental investigations or proceedings, as well as by our perceived position or lack of position on environmental, social responsibility, public policy, geopolitical and similar matters. In addition, we cannot ensure that franchisees or business partners will not take actions that adversely affect the value and relevance of our brand. Consumer perceptions may also be affected by adverse commentary from third parties, including through social media or conventional media outlets, regarding the quick-service category of the "informal eating out" ("IEO") segment or our brand, culture, operations, suppliers or franchisees. If we are unsuccessful in addressing adverse commentary or perceptions, whether or not accurate, our brand and financial results may suffer.
If we do not anticipate and address industry trends and evolving consumer preferences and effectively execute our pricing, promotional and marketing plans, our business could suffer.
Our continued success depends on our System’s ability to build upon our historic strengths and competitive advantages. To do so, we need to anticipate and respond effectively to continuously shifting consumer demographics and industry trends in sourcing, food and beverage preparation, menu offerings, and consumer behavior and preferences, including with respect to the use of digital channels, health and wellness trends and environmental and social responsibility matters. If we are not able to predict, or quickly and effectively respond to, these changes, or if our competitors are able to do so more effectively, our financial results could be adversely impacted.

McDonald's Corporation 2025 Annual Report 27

Consumer acceptance of our menu offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, health, environmental and other scientific studies and practices (such as changes to dietary guidelines or use of weight-loss medications), continuously evolve and may have contradictory implications, drive popular opinion, litigation and regulation, and alter consumer behavior in ways that affect the IEO segment or perceptions of our brand, generally or relative to available alternatives.
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
We cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that adversely affect the value of our intellectual property. Moreover, rapid technological developments, including artificial intelligence (AI)-driven tools, may increase our exposure to existing intellectual property risks, including theft or unlicensed use, intellectual property disputes and enforcement challenges.

McDonald's Corporation 2025 Annual Report 28

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
We depend on the effectiveness of our supply chain management to assure a reliable and sufficient supply of quality products, equipment and other materials on favorable terms. Although many of these items are sourced from a wide variety of suppliers in countries around the world, certain items have limited suppliers, which increases our reliance on those suppliers. Supply chain interruptions and related price increases have in the past and may in the future adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, inflationary pressures, tariffs, unexpected increases in demand, transportation-related issues, labor-related issues, technology-related issues, weather-related events, natural disasters, geo-political tensions, acts of war, terrorism or other hostilities, or other factors beyond our control or that of our suppliers or franchisees. Interruptions in our System’s supply chain or ineffective contingency planning can increase our costs, impact ingredient quality, delay new restaurant openings, and/or limit the quality or availability of products, equipment and other materials that are critical to our System’s operations or to restaurant development.
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
McDonald's Corporation 2025 Annual Report 29

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
Information technology system failures or interruptions, breaches of network security, or misuse of technology tools may impact our operations or cause reputational harm.
We are increasingly reliant upon technology systems, such as point-of-sale, that support our business operations, including our digital and delivery solutions, and technologies that facilitate communication and collaboration with affiliated entities, customers, employees, franchisees, suppliers, service providers or other independent third parties, whether developed and maintained by us or provided by third parties. Any failure or interruption of these systems could significantly impact our or our franchisees’ operations, or our customers’ experiences and perceptions.
Security incidents and breaches have occurred from time to time and may occur in the future involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. Additionally, cybersecurity threats continue to become more sophisticated, including AI-enabled attacks and deepfake technology. Incidents may include unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, deepfakes and other malicious uses of artificial intelligence, introduction of malware or ransomware, other disruptive problems caused by hackers or unintentional events. Certain of these technology systems contain personal, confidential, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event an incident occurs, an event could result in disruptions, shutdowns, or a security breach including the theft or unauthorized disclosure of certain of the above-described information. The actual or alleged occurrence of any of these types of incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including administrative fines, criminal or civil penalties or civil liabilities.

McDonald's Corporation 2025 Annual Report 30

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
In addition, the AI tools we are incorporating into certain aspects of our business may not generate the intended efficiencies, may increase our exposure to risks (both known and unknown), and could adversely impact our business results. These risks include potential operational disruptions, data integrity issues, and unintended consequences from algorithmic decision-making. Further, emerging global and U.S. regulations governing AI use – including requirements for responsible use, transparency, bias mitigation, accountability, and explainability – may impose significant compliance obligations and increase reputational risk. Failure to comply with these standards or to effectively manage associated risks, including ethical considerations such as fairness, non-discrimination, and responsible deployment, could result in regulatory penalties, litigation, operational setbacks, or adverse brand perceptions.
LEGAL AND REGULATORY
Increasing regulatory and legal complexity may adversely affect our business and financial results.
Our regulatory and legal environment worldwide exposes us to complex compliance, litigation and similar risks that could affect our operations and results in material ways. Many of our markets are subject to increasing, conflicting and highly prescriptive legislative, regulatory or administrative developments and enforcement priorities involving, among other matters, restaurant operations, product packaging and extended producer responsibility, marketing, use of information technology systems, the nutritional and allergen content and safety of our food and other products, labeling and other disclosure practices. Compliance efforts with those regulations may be affected by ordinary variations in food preparation among our own restaurants and the need to rely on the accuracy and completeness of information from third-party suppliers. We also are subject to increasing public focus, including by governmental and non-governmental organizations, on environmental, social responsibility and corporate governance matters. Our success depends in part on our ability to manage the impact of regulations and other initiatives that can affect our business plans and operations, which have increased and may continue to increase our costs of doing business and exposure to litigation, governmental investigations or other proceedings.
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

McDonald's Corporation 2025 Annual Report 31

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
We are subject to legal and compliance risks and associated liability related to privacy and data protection requirements, including those associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. An increasing number of our markets have enacted privacy and data protection requirements (including the European Union’s General Data Protection Regulation and various U.S. state-level laws), and further requirements are likely to be proposed or enacted in the future. Failure to comply with these privacy and data protection laws could result in legal proceedings and substantial administrative fines, criminal or civil penalties or civil liabilities and materially adversely impact our financial results or brand perceptions. Additionally, as we expand digital engagement, data collection and personalization through AI, we face new and heightened risks under laws and regulations, including U.S. state-level regulations and the EU AI Act. Non-compliance or misuse of personal data could lead to significant fines, litigation, and reputational harm.
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

McDonald's Corporation 2025 Annual Report 32

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
In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations and investors – on environmental and social impact matters. A failure, whether real or perceived, to address environmental and social impact matters or to achieve progress on our environmental and social impact initiatives as intended, could adversely affect our business, including by heightening other risks disclosed in these Risk Factors, such as those related to consumer behavior, brand perception, labor availability and costs, supply chain interruptions, commodity costs, and legal and regulatory complexity. Stakeholder expectations may vary significantly, so our taking a position, whether real or perceived, on environmental and social impact, public policy, geopolitical and similar matters could also adversely impact our business. Increasing scrutiny of such initiatives, including via legislative, regulatory or administrative developments and enforcement priorities, may create compliance challenges, reputational risks, and potential litigation exposure.
The standards we set for ourselves regarding environmental and social impact matters, and our ability to meet such standards, may also impact our business. For example, we are working to manage risks and costs to our System related to climate change, greenhouse gases, and diminishing energy and water resources, and we have announced initiatives relating to, among other things, climate action, sustainability, and responsible sourcing. In addition, we are engaging in social impact initiatives, including community engagement, philanthropy, and our commitment to inclusion. We have faced increased scrutiny related to reporting on and achieving these initiatives, as well as continued public focus on similar matters, such as packaging and waste, animal health and welfare, deforestation and land use. We have also experienced increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. These additional commitments may or may not overlap, and may in some cases conflict, with new disclosure required in these areas. Moreover, addressing environmental and social impact matters requires Systemwide as well as third party coordination and alignment, over which we do not have complete control and which may be unpredictable. The standards by which certain environmental and social impact matters are measured are also evolving and subject to assumptions that could change over time.
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

McDonald's Corporation 2025 Annual Report 33

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
Risks from cybersecurity threats, including as a result of any previous cybersecurity events, did not materially affect McDonald’s or its business strategy, results of operations or financial condition in 2025. Notwithstanding having what McDonald’s believes to be a comprehensive approach to address cybersecurity risk, no company is immune to cybersecurity threats, and McDonald’s may not be successful in preventing or mitigating a future cybersecurity incident that could have a material adverse effect on McDonald’s or its business strategy, results of operations or financial condition. In evaluating cybersecurity incidents, management considers the potential impact to the Company’s results of operations, control framework, and financial condition, as well as the potential impact, if any, to our business strategy and/or reputation.
For additional information on risks from cybersecurity threats, please see our Risk Factors beginning on page 27.
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
McDonald’s Global Cybersecurity Program includes the following functions:
•Cybersecurity Services, which is responsible for deploying and operating the frontline security controls that are designed to protect and defend McDonald’s against cyber-attacks. Cybersecurity teams are focused on specific areas of a layered defense, including Network Security, Endpoint Protection, Identity and Access Management, Data Security, and others, to ensure that these controls are integrated into critical systems and processes throughout the McDonald’s environment and operating effectively.
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

McDonald's Corporation 2025 Annual Report 34

•Cyber Governance, Risk & Compliance, which is responsible for operationalizing technology risk and control frameworks, analyzing regulatory developments that may impact McDonald’s, and developing control catalogs and assessments of controls, as well as overseeing governance and reporting of technology and cybersecurity risk. The team provides awareness and training that reinforces information risk and security management practices and compliance with McDonald’s policies, standards and practices. The training is mandatory for all employees globally on a periodic basis, and it is supplemented by Company-wide testing initiatives, including periodic phishing tests.
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

McDonald's Corporation 2025 Annual Report 35

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
Additional information about the Company’s properties is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section beginning on page 7 of this Form 10-K and in the Financial Statements and Supplementary Data section beginning on page 38 of this Form 10-K.

McDonald's Corporation 2025 Annual Report 36

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of the Company as of the date of this filing:
Jonathan Banner, 58, is Executive Vice President – Global Chief Impact Officer, a position he has held since September 2022. Prior to joining the Company, Mr. Banner served as Executive Vice President, Communications for PepsiCo, Inc., a food and beverage company, from May 2014 to August 2022.
Dario Baroni, 52, is Senior Vice President – President, International Developmental Licensed Markets, a position he has held since June 2025. Prior to that, Mr. Baroni served in roles of increasing responsibility, most recently as the Managing Director of McDonald’s Italy. Mr. Baroni has served the Company for over nine years.
Ian Borden, 57, is Executive Vice President – Global Chief Financial Officer, a position he has held since September 2022. Prior to that, Mr. Borden served as President, International, from January 2020 to August 2022, and as President – International Developmental Licensed Markets from January 2019 to December 2019. Mr. Borden has served the Company for over 30 years.
Tiffanie Boyd, 53, is Executive Vice President – Global Chief People Officer, a position she has held since August 2024. Prior to that, Ms. Boyd served as US Chief People Officer from January 2021 to August 2024. Prior to joining the Company, Ms. Boyd served as Vice President – Human Resources, North America Retail from July 2019 to December 2020 and Vice President – Human Resources, Supply Chain from September 2013 to July 2019 for General Mills, a consumer foods manufacturer.
Joseph Erlinger, 52, is Executive Vice President – President, McDonald's USA, a position he has held since November 2019. Prior to that, Mr. Erlinger served as President – International Operated Markets from January 2019 to October 2019. Mr. Erlinger has served the Company for over 23 years.
Lauren Elting, 44, is Vice President – Chief Accounting Officer and Corporate Controller, a position she has held since October 2024. Prior to that, Ms. Elting served as Vice President from July 2024 to October 2024. Prior to joining the Company, Ms. Elting served as Vice President, Corporate Controller and Chief Accounting Officer from April 2022 to July 2024, and Vice President, Corporate Controller from May 2018 to April 2022 for Federal Signal Corporation, a manufacturing corporation.
Morgan Flatley, 51, is Executive Vice President – Global Chief Marketing Officer and New Business Ventures, a position she has held since February 2023. Prior to that, Ms. Flatley served as Senior Vice President - Global Chief Marketing Officer from November 2021 to January 2023 and as Senior Vice President - Chief Marketing and Digital Customer Experience Officer from May 2017 to November 2021.
Christopher Kempczinski, 57, is Chairman, President and Chief Executive Officer. Mr. Kempczinski was appointed Chairman of the Board of Directors in May 2024 and has been President and Chief Executive Officer since November 2019. Prior to that, Mr. Kempczinski served as President, McDonald’s USA from January 2017 to October 2019. Mr. Kempczinski has served the Company for ten years.
Jill McDonald, 61, is Executive Vice President – Chief Restaurant Experience Officer, a position she has held since May 2025. Prior to that, Ms. McDonald was the Executive Vice President – President, International Operated Markets, a role that she had held since September 2022. Prior to joining the Company, Ms. McDonald spent time at Costa Coffee, as its Chief Executive Officer, and Marks & Spencer Group plc, as its Managing Director for Clothing, Home & Beauty. Ms. McDonald also previously worked at the Company between June 2006 and March 2015.
Desiree Ralls-Morrison, 59, is Executive Vice President – Global Chief Legal Officer, a position she has held since April 2021. Prior to joining the Company, Ms. Ralls-Morrison served as Senior Vice President, General Counsel and Corporate Secretary for Boston Scientific Corporation, a medical device manufacturer, from November 2017 to April 2021.
Brian Rice, 62, is Executive Vice President – Global Chief Information Officer, a position he has held since August 2022. Prior to joining the Company, Mr. Rice served as Executive Vice President, Chief Information Officer and Global Business Services for Cardinal Health, Inc., a healthcare services company, from February 2019 to August 2022, and as Senior Vice President, Chief Information Officer and Global Business Services for the Kellogg Company, a food manufacturing company, from February 2009 to February 2019.
Manu Steijaert, 55, is Executive Vice President – President, International Operated Markets, a role he has held since May 2025 and previously held from January 2019 to July 2021. He also served as Executive Vice President – Global Chief Customer Officer between August 2021 and May 2025. He has served the Company over 23 years.
McDonald's Corporation 2025 Annual Report 37

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
The Company maintains a website at www.mcd.com, with a specific page dedicated to investor relations (ir.mcd.com), which the Company uses as a channel for disclosing key information to its investors. Some of the information posted to our website may be material and previously non-public information. Copies of the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the investor relations page, free of charge, as soon as reasonably practicable after filing or furnishing such material to the SEC. Copies of such information and reports are also available free of charge by calling (800) 228-9623.
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

McDonald's Corporation 2025 Annual Report 38

Consolidated Statement of Income

In millions, except per share data	Years ended December 31, 2025	2024	2023
REVENUES
Revenues from franchised restaurants	$16,548	$15,715	$15,437
Sales by Company-owned and operated restaurants	9,690	9,782	9,742
Other revenues	647	423	316
Total revenues	26,885	25,920	25,494
OPERATING COSTS AND EXPENSES
Franchised restaurants-occupancy expenses	2,618	2,536	2,475
Company-owned and operated restaurant expenses
Food & paper	3,006	2,995	3,039
Payroll & employee benefits	2,905	2,959	2,886
Occupancy & other operating expenses	2,358	2,381	2,299
Other restaurant expenses	564	339	232
Selling, general & administrative expenses
Depreciation and amortization	457	447	382
Other	2,583	2,412	2,435
Other operating (income) expense, net	2	139	99
Total operating costs and expenses	14,492	14,208	13,847
Operating income	12,393	11,712	11,647
Interest expense-net of capitalized interest of $29, $22 and $14	1,582	1,506	1,361
Nonoperating (income) expense, net	(87)	(139)	(236)
Income before provision for income taxes	10,897	10,345	10,522
Provision for income taxes	2,334	2,121	2,053
Net income	$8,563	$8,223	$8,469
Earnings per common share–basic	$12.00	$11.45	$11.63
Earnings per common share–diluted	$11.95	$11.39	$11.56
Dividends declared per common share	$7.17	$6.78	$6.23
Weighted-average shares outstanding–basic	713.4	718.3	727.9
Weighted-average shares outstanding–diluted	716.4	721.9	732.3
See Notes to Consolidated Financial Statements.
McDonald's Corporation 2025 Annual Report 39

Consolidated Statement of Comprehensive Income

In millions	2025	2024	2023
Net income	$8,563	$8,223	$8,469
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income (AOCI), including net investment hedges	289	(231)	136
Reclassification of (gain) loss to net income	(5)	35	—
Foreign currency translation adjustments-net of tax benefit (expense) of $412, $(241), and $94	284	(196)	136
Cash flow hedges:
Gain (loss) recognized in AOCI	(135)	125	(20)
Reclassification of (gain) loss to net income	29	—	(17)
Cash flow hedges-net of tax benefit (expense) of $32, $(39), and $10	(106)	125	(37)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(38)	(15)	(69)
Reclassification of (gain) loss to net income	(1)	(10)	—
Defined benefit pension plans-net of tax benefit (expense) of $(1), $1, and $22	(39)	(25)	(69)

Total other comprehensive income (loss), net of tax	139	(96)	30

Comprehensive income	$8,702	$8,127	$8,499

See Notes to Consolidated Financial Statements.

McDonald's Corporation 2025 Annual Report 40

Consolidated Balance Sheet

In millions, except per share data	December 31, 2025	2024
ASSETS
Current assets
Cash and equivalents	$774	$1,085
Accounts and notes receivable	2,466	2,383
Inventories, at cost, not in excess of market	61	56
Prepaid expenses and other current assets	863	1,074
Total current assets	4,163	4,599
Other assets
Investments in and advances to affiliates	2,820	2,710
Goodwill	3,354	3,145
Miscellaneous	6,331	6,095
Total other assets	12,505	11,950
Lease right-of-use asset, net	14,606	13,339
Property and equipment
Property and equipment, at cost	49,290	44,177
Accumulated depreciation and amortization	(21,049)	(18,882)
Net property and equipment	28,241	25,295
Total assets	$59,515	$55,182
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,149	$1,029
Lease liability	694	636
Income taxes	250	361
Other taxes	247	224
Accrued interest	533	482
Accrued payroll and other liabilities	1,488	1,129
Total current liabilities	4,361	3,861
Long-term debt	39,973	38,424
Long-term lease liability	14,147	12,888
Long-term income taxes	139	344
Deferred revenues - initial franchise fees	945	778
Other long-term liabilities	704	771
Deferred income taxes	1,038	1,914
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,641	9,281
Retained earnings	70,282	66,834
Accumulated other comprehensive income (loss)	(2,414)	(2,553)
Common stock in treasury, at cost; 950.0 and 945.4 million shares	(79,316)	(77,375)
Total shareholders’ equity (deficit)	(1,791)	(3,797)
Total liabilities and shareholders’ equity (deficit)	$59,515	$55,182
See Notes to Consolidated Financial Statements.
McDonald's Corporation 2025 Annual Report 41

Consolidated Statement of Cash Flows

In millions	Years ended December 31, 2025	2024	2023
Operating activities
Net income	$8,563	$8,223	$8,469
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	2,199	2,097	1,978
Deferred income taxes	(126)	(574)	(686)
Share-based compensation	165	172	175
Net (gain) loss on sale of restaurant and other businesses	(149)	(37)	(103)
Other	(207)	3	(113)
Changes in working capital items:
Accounts receivable	231	10	(161)
Inventories, prepaid expenses and other current assets	(140)	71	17
Accounts payable	100	(10)	50
Income taxes	(239)	(292)	(220)
Other accrued liabilities	154	(217)	206
Cash provided by operations	10,551	9,447	9,612
Investing activities
Capital expenditures	(3,365)	(2,775)	(2,357)
Purchases of restaurant businesses	(354)	(669)	(441)
Purchases of equity method investments	—	(1,837)	—
Sales of restaurant and other businesses	346	311	195
Sales of property	130	122	95
Other	(579)	(498)	(676)
Cash used for investing activities	(3,822)	(5,346)	(3,185)
Financing activities
Net short-term borrowings	6	326	213
Long-term financing issuances	4,724	2,380	5,221
Long-term financing repayments	(4,802)	(2,777)	(2,441)
Treasury stock purchases	(2,056)	(2,824)	(3,054)
Common stock dividends	(5,115)	(4,870)	(4,533)
Proceeds from stock option exercises	285	328	260
Other	(167)	(56)	(40)
Cash used for financing activities	(7,125)	(7,495)	(4,374)
Effect of exchange rates on cash and equivalents	86	(101)	(58)
Cash and equivalents increase (decrease)	(311)	(3,494)	1,996
Cash and equivalents at beginning of year	1,085	4,579	2,584
Cash and equivalents at end of year	$774	$1,085	$4,579
Supplemental cash flow disclosures
Interest paid	$1,555	$1,523	$1,287
See Notes to Consolidated Financial Statements.

McDonald's Corporation 2025 Annual Report 42

Consolidated Statement of Shareholders’ Equity (Deficit)

	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2022	1,660.6	$17	$8,547	$59,544	$(298)	$31	$(2,219)	(929.3)	$(71,624)	$(6,003)
Net income				8,469						8,469
Other comprehensive income (loss), net of tax					(69)	(37)	136			30
Comprehensive income										8,499
Common stock cash dividends ($6.23 per share)				(4,533)						(4,533)
Treasury stock purchases								(11.1)	(3,105)	(3,105)
Share-based compensation			175							175
Stock option exercises and other			171					2.5	89	260
Balance at December 31, 2023	1,660.6	17	8,893	63,480	(367)	(6)	(2,083)	(937.9)	(74,640)	(4,707)
Net income				8,223						8,223
Other comprehensive income (loss), net of tax					(25)	125	(196)			(96)
Comprehensive income										8,127
Common stock cash dividends ($6.78 per share)				(4,870)						(4,870)
Treasury stock purchases								(10.1)	(2,826)	(2,826)
Share-based compensation			172							172
Stock option exercises and other			216					2.5	91	307
Balance at December 31, 2024	1,660.6	17	9,281	66,834	(393)	119	(2,279)	(945.4)	(77,375)	(3,797)
Net income				8,563						8,563
Other comprehensive income (loss), net of tax					(39)	(106)	284			139
Comprehensive income										8,702
Common stock cash dividends ($7.17 per share)				(5,115)						(5,115)
Treasury stock purchases								(6.7)	(2,016)	(2,016)
Share-based compensation			165							165
Stock option exercises and other			195					2.1	75	270
Balance at December 31, 2025	1,660.6	$17	$9,641	$70,282	$(432)	$13	$(1,995)	(950.0)	$(79,316)	$(1,791)
See Notes to Consolidated Financial Statements.

McDonald's Corporation 2025 Annual Report 43

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
The following table presents restaurant information by ownership type:

Restaurants at December 31,	2025	2024	2023
Conventional franchised	22,570	22,077	21,818
Developmental licensed	9,675	9,247	8,684
Foreign affiliated	11,072	10,108	9,178
Total Franchised	43,317	41,432	39,680
Company-owned and operated	2,039	2,045	2,142
Total Systemwide restaurants	45,356	43,477	41,822
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

McDonald's Corporation 2025 Annual Report 44

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements
Income Taxes
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). The pronouncement expands the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company adopted the new standard in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. Refer to the Income Tax footnote on page 47 of this Form 10-K for the enhanced disclosures added as a result of the adoption of ASU 2023-09.
Recent Accounting Pronouncements Not Yet Adopted
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
PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, with depreciation and amortization recognized using the straight-line method over the following estimated useful lives: buildings–up to 40 years; leasehold improvements–the lesser of useful lives of assets or lease terms, which generally include certain option periods; and equipment–3 to 12 years.
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
Refer to the Property and Equipment footnote on page 53 of this Form 10-K for additional information.

McDonald's Corporation 2025 Annual Report 45

LEASING
The Company is the lessee in a significant real estate portfolio, primarily through ground leases (the Company leases the land and generally owns the building) and through improved leases (the Company leases the land and buildings). The Lease right-of-use asset and Lease liability reflect the present value of the Company’s estimated future minimum lease payments over the lease term, which includes options that are reasonably assured of being exercised, discounted using a collateralized incremental borrowing rate considering the term of the lease and particular currency environment. Leases with an initial term of 12 months or less, primarily related to leases of office equipment, are not included in the Lease right-or-use asset or Lease liability and continue to be recognized in the Consolidated Statement of Income on a straight-line basis over the lease term.
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
CAPITALIZED SOFTWARE
Capitalized software is stated at cost and amortized using the straight-line method over the estimated useful life of the software, which primarily ranges from 3 to 10 years. Customer facing software is typically amortized over a shorter useful life, while back office and Corporate systems may have a longer useful life. Capitalized software less accumulated amortization is recorded within Miscellaneous other assets on the Consolidated Balance Sheet and was (in millions): 2025-$1,061; 2024-$907; 2023-$836.
The Company reviews capitalized software for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or if an indicator of impairment exists. Results for the year ended December 31, 2023 reflected the write-off of impaired software no longer in use of $72 million. The Company did not identify any indicators of material impairment of capitalized software for the years ended December 31, 2025 and 2024.
LONG-LIVED ASSETS
Long-lived assets are reviewed for impairment indicators annually in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of annually reviewing McDonald’s restaurant assets for potential impairment, assets are initially grouped together in the U.S. at a field office level, and internationally, at a market level. The Company manages its restaurants as a group or portfolio with significant common costs and promotional activities; as such, an individual restaurant’s cash flows are not generally independent of the cash flows of others in a market. If an indicator of impairment exists for any grouping of assets, an estimate of undiscounted future cash flows produced by each individual restaurant within the asset grouping is compared to its carrying value. If an individual restaurant is determined to be impaired, the loss is measured by the excess of the carrying amount of the restaurant over its fair value as determined by an estimate of discounted future cash flows.
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
The following table presents the 2025 activity in goodwill:

In millions	U.S.	International Operated Markets	International Developmental Licensed Markets & Corporate	Consolidated
Balance at December 31, 2024	$1,851	$1,132	$162	$3,145
Net restaurant purchases (sales)	(1)	70	—	69
Currency translation	—	117	23	140
Balance at December 31, 2025	$1,850	$1,319	$185	$3,354
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
McDonald's Corporation 2025 Annual Report 46

ADVERTISING COSTS
Advertising costs included in operating expenses of Company-owned and operated restaurants primarily consist of contributions to advertising cooperatives based upon a percent of sales, and were (in millions): 2025–$341; 2024–$355; 2023–$347.
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
Production costs for radio and television advertising are expensed when the commercials are initially aired. These production costs, primarily in the U.S., as well as other marketing-related expenses are included in Selling, general & administrative expenses and were (in millions): 2025–$88; 2024–$90; 2023–$42.
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
Refer to the Income Taxes footnote on page 58 of this Form 10-K for additional information.
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
McDonald's Corporation 2025 Annual Report 47

▪Certain Financial Assets and Liabilities Measured at Fair Value
The following tables present financial assets and liabilities measured at fair value on a recurring basis by the valuation hierarchy as defined in the fair value guidance:

December 31, 2025
In millions	Level 1 (1)	Level 2	Total Carrying Value
Investments	$247		$247
Derivative assets	$—	$131	$131
Derivative liabilities		$(145)	$(145)

December 31, 2024
In millions	Level 1 (1)	Level 2	Total Carrying Value
Investments	$226		$226
Derivative assets	$135	$199	$334
Derivative liabilities		$(41)	$(41)
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
▪Certain Financial Assets and Liabilities not Measured at Fair Value
At December 31, 2025, the fair value of the Company’s debt obligations was estimated at $38.7 billion, compared to a carrying amount of $40.0 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.
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
The following table presents the fair values of derivative instruments included on the Consolidated Balance Sheet as of December 31, 2025 and 2024:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	2025	2024	Balance Sheet Classification	2025	2024
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$3	$125	Accrued payroll and other liabilities	$(117)	$(1)
Interest rate	Prepaid expenses and other current assets	—	34	Accrued payroll and other liabilities	—	(6)
Foreign currency	Miscellaneous other assets	24	40	Other long-term liabilities	(12)	—
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(16)	(34)
Total derivatives designated as hedging instruments		$27	$199		$(145)	$(41)
Derivatives not designated as hedging instruments
Equity	Prepaid expenses and other current assets	$—	$135
Equity	Miscellaneous other assets	104	—
Total derivatives not designated as hedging instruments		$104	$135		$—	$—
Total derivatives		$131	$334		$(145)	$(41)
McDonald's Corporation 2025 Annual Report 48

The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the year ended December 31, 2025 and 2024, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2025	2024	2025	2024	2025	2024
Foreign currency	Nonoperating income/expense	$(165)	$126	$(39)	$(1)
Interest rate	Interest expense	(10)	38	2	1
Cash flow hedges		$(175)	$164	$(37)	$—

Foreign currency denominated debt	Nonoperating income/expense	$(1,599)	$891
Foreign currency derivatives	Nonoperating income/expense	(194)	114
Foreign currency derivatives(1)	Interest expense					$59	$45
Net investment hedges		$(1,793)	$1,005			$59	$45

Foreign currency	Nonoperating income/expense					$(12)	$(3)
Equity	Selling, general & administrative expenses					11	(9)
Undesignated derivatives						$(1)	$(12)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps.  At December 31, 2025, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $484 million, which included a decrease of $16 million of cumulative hedging adjustments. For the year ended December 31, 2025, the Company recognized a $24 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of December 31, 2025, the Company had derivatives outstanding with an equivalent notional amount of $2.0 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at December 31, 2025, the $13 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of December 31, 2025, $15.4 billion of the Company's third-party foreign currency denominated debt, and $1.9 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at December 31, 2025 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At December 31, 2025, the Company was required to post $79 million of collateral due to the negative fair value of certain derivative positions.
McDonald's Corporation 2025 Annual Report 49

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
Refer to the Share-based Compensation footnote on page 62 of this Form 10-K for additional information.
PER COMMON SHARE INFORMATION
Diluted earnings per common share is calculated using net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation calculated using the treasury stock method, of (in millions of shares): 2025–3.0; 2024–3.6; 2023–4.4. Share-based compensation awards that were not included in diluted weighted-average shares because they would have been antidilutive were (in millions of shares): 2025–1.8; 2024–1.9; 2023–2.0.
CASH AND EQUIVALENTS
The Company considers short-term, highly liquid investments with an original maturity of 90 days or less to be cash equivalents. As of December 31, 2025, Cash and equivalents was $774 million of which $228 million consisted of certificates of deposit.
McDonald's Corporation 2025 Annual Report 50

Segment and Geographic Information

The Company operates under the following global organizational structure, which reflects how management reviews and evaluates operating performance:
•U.S. segment - the Company’s largest market. The segment is 95% franchised as of December 31, 2025.
•International Operated Markets segment - comprised of markets, or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of December 31, 2025.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan, as well as Corporate activities. The International Developmental Licensed Markets are 99% franchised as of December 31, 2025.
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
All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general and administrative expenses consist of corporate office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include corporate cash and equivalents, financial instruments, deferred tax assets and office facilities.

McDonald's Corporation 2025 Annual Report 51

In millions	2025	2024	2023
U.S.	$10,825	$10,631	$10,568
International Operated Markets	13,633	12,628	12,382
International Developmental Licensed Markets & Corporate	2,427	2,661	2,543
Total Revenues	$26,885	$25,920	$25,494
U.S.	$1,293	$1,294	$1,286
International Operated Markets	1,324	1,231	1,170
International Developmental Licensed Markets & Corporate	1	11	19
Total Franchised restaurants-occupancy expenses	$2,618	$2,536	$2,475
U.S.	$2,755	$2,780	$2,732
International Operated Markets	5,101	4,765	4,707
International Developmental Licensed Markets & Corporate	413	790	785
Total Company-operated restaurant expenses	$8,268	$8,334	$8,224
U.S.	$653	$654	$661
International Operated Markets	705	631	635
International Developmental Licensed Markets & Corporate	1,682	1,573	1,521
Total Selling, general & administrative expenses	$3,039	$2,858	$2,817
U.S.	$316	$170	$195
International Operated Markets	122	55	39
International Developmental Licensed Markets & Corporate	128	254	97
Total Other segment items*	$566	$480	$331
U.S.	$5,808	$5,733	$5,694
International Operated Markets	6,382	5,946	5,831
International Developmental Licensed Markets & Corporate	203	33	121
Total Operating income	$12,393	$11,712	$11,647
U.S.	$23,008	$22,547	$22,477
International Operated Markets	27,487	23,491	23,947
International Developmental Licensed Markets & Corporate	9,020	9,143	9,723
Total Assets	$59,515	$55,182	$56,147
U.S.	$1,277	$1,055	$963
International Operated Markets	2,048	1,661	1,340
International Developmental Licensed Markets & Corporate	40	58	54
Total Capital expenditures	$3,365	$2,775	$2,357
U.S.	$995	$980	$969
International Operated Markets	789	730	679
International Developmental Licensed Markets & Corporate	415	387	330
Total Depreciation & amortization**	$2,199	$2,097	$1,978
*Other segment items is the difference between revenues less the significant expenses disclosed and operating income. This includes other restaurant expenses and other operating expenses detailed in the Other operating (income) expense, net footnote on page 55 of this Form 10-K.
**Total depreciation & amortization is included within the respective expense lines disclosed above, such as Company-operated restaurant expenses, Franchised restaurants-occupancy expenses, and Selling, general & administrative expenses.
Total long-lived assets, primarily property and equipment and lease right-of-use asset, were (in billions)–Consolidated: 2025–$44.0; 2024–$39.6; U.S. based: 2025–$20.8; 2024–$20.2.

McDonald's Corporation 2025 Annual Report 52

Property and Equipment

Net property and equipment consisted of:

In millions	'December 31, 2025	2024
Land	$8,169	$7,253
Buildings and improvements on owned land	22,202	20,487
Buildings and improvements on leased land	15,506	13,417
Equipment, signs and seating	2,954	2,586
Other	459	434
Property and equipment, at cost	49,290	44,177
Accumulated depreciation and amortization	(21,049)	(18,882)
Net property and equipment	$28,241	$25,295
Depreciation and amortization expense for property and equipment was $1.6 billion for the year ended December 31, 2025, and $1.5 billion for the years ended December 31, 2024 and 2023. The increase in Net property and equipment was primarily driven by higher capital expenditures as a result of the Company's Restaurant Development growth pillar under its Accelerating the Arches strategy.

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
Revenues from franchised restaurants consisted of:

In millions	2025	2024	2023
Rents	$10,442	$10,017	$9,840
Royalties	6,018	5,606	5,531
Initial fees	88	92	66
Revenues from franchised restaurants	$16,548	$15,715	$15,437
Future gross minimum rent payments due to the Company under existing conventional franchise arrangements are:

In millions	Owned sites	Leased sites	Total
2026	$1,509	$1,536	$3,045
2027	1,465	1,478	2,943
2028	1,409	1,403	2,812
2029	1,334	1,325	2,659
2030	1,271	1,256	2,527
Thereafter	8,855	8,610	17,465
Total minimum payments	$15,843	$15,608	$31,451
At December 31, 2025, net property and equipment under franchise arrangements totaled $22.8 billion (including land of $7.1 billion) after deducting accumulated depreciation and amortization of $16.9 billion.
McDonald's Corporation 2025 Annual Report 53

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
The following table provides detail of rent expense:

In millions	2025	2024	2023
Restaurants	$1,573	$1,531	$1,491
Other	58	51	51
Total rent expense	$1,631	$1,582	$1,542
Rent expense included variable lease payments in excess of minimum rents (in millions) as follows–Company-owned and operated restaurants: 2025–$46; 2024–$55; 2023–$56. Franchised restaurants: 2025–$285; 2024–$271; 2023–$261. These variable lease payments are primarily based on a percent of sales.
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
The following table details amounts related to operating and finance leases recorded within the Company’s Consolidated Balance Sheet.

December 31, 2025
In millions	Operating	Finance	Total
Lease right-of use asset, net	$12,438	$2,168	$14,606
Current lease liability	671	23	694
Long-term lease liability	11,817	2,329	14,147

December 31, 2024
In millions	Operating	Finance	Total
Lease right-of use asset, net	$11,319	$2,020	$13,339
Current lease liability	625	11	636
Long-term lease liability	11,118	1,770	12,888
As the rate implicit in each lease is not readily determinable, the Company uses an incremental borrowing rate to calculate the lease liability that represents an estimate of the interest rate the Company would incur to borrow on a collateralized basis over the term of a lease within a particular currency environment.
The following table summarizes the weighted average remaining lease term and discount rate used for leases as of December 31, 2025 and 2024:

	2025	2024
Weighted-average remaining lease term - operating leases	16 years	17 years
Weighted-average remaining lease term - finance leases	28 years	28 years
Weighted-average discount rate - operating leases	4.2%	4.1%
Weighted-average discount rate - finance leases	4.4%	4.0%
The Company makes cash payments related to its operating and finance lease liabilities, of which the majority are recorded within operating activities on the Consolidated Statement of Cash Flows. For each of the three years reflected within its cash flow statement, the Company made total payments of approximately $1.7 billion. Of these total payments, approximately 4% related to the Company’s repayment of the principal portion of finance lease liabilities, and were recorded within financing activities on the Consolidated Statement of Cash Flows. Lease right-of-use assets obtained in exchange for operating and finance lease liabilities totaled approximately $765 million and $468 million, respectively, during the year ended December 31, 2025.

McDonald's Corporation 2025 Annual Report 54

As of December 31, 2025, maturities of lease liabilities for the Company's lease portfolio were as follows:

In millions	Operating	Finance	Total*
2026	$1,200	$120	$1,321
2027	1,166	123	1,289
2028	1,115	124	1,239
2029	1,076	125	1,201
2030	1,029	127	1,156
Thereafter	10,977	3,443	14,420
Total lease payments	$16,564	$4,062	$20,626
Less: imputed interest	4,075	1,710	5,785
Present value of lease liability	$12,488	$2,352	$14,840
* Total lease payments include option periods that are reasonably certain of being exercised.
The increase in the present value of the lease liability since December 31, 2024 is approximately $1.3 billion. The lease liability will continue to be impacted by new leases, lease modifications, lease terminations, reevaluation of lease terms, and foreign currency.

Contingencies

In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in a particular matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

Other Operating (Income) Expense, Net

In millions	2025	2024	2023
Gains on sales of restaurant businesses	$(133)	$(94)	$(103)
Equity in earnings of unconsolidated affiliates	(190)	(157)	(153)
Asset dispositions and other (income) expense, net	97	100	(7)
Impairment and other charges (gains), net	229	291	362
Total	$2	$139	$99
▪Gains on sales of restaurant businesses
The Company’s purchases and sales of businesses with its franchisees are aimed at maintaining an optimal ownership mix in each market. Resulting gains or losses on sales of restaurant businesses are recorded in operating income because these transactions are a recurring part of the Company's business.
▪Equity in earnings of unconsolidated affiliates
Unconsolidated affiliates and partnerships are businesses in which the Company actively participates but does not control. The Company records equity in (earnings) losses from these entities representing McDonald’s share of results for markets primarily in the International Developmental Licensed Markets, as well as in the International Operated Markets. For foreign affiliated markets—primarily China and Japan—results are reported net of interest expense and income taxes.
▪Asset dispositions and other (income) expense, net
Asset dispositions and other (income) expense, net consists of gains or losses on excess property and other asset dispositions, provisions for restaurant closings, reserves for bad debts, asset write-offs due to restaurant reinvestment, sale of properties, and other miscellaneous income and expenses.
▪Impairment and other charges (gains), net
Impairment and other charges (gains), net includes losses that result from the write down of goodwill and long-lived assets from their carrying value to their fair value, charges associated with strategic initiatives, such as refranchising and restructuring activities, as well as realized gains/losses from the divestiture of ownership percentages of subsidiaries. In 2025 this category reflected $229 million of net pre-tax restructuring charges primarily related to Accelerating the Organization. In 2024 this category reflected $221 million of pre-tax restructuring charges primarily related to Accelerating the Organization and net pre-tax charges of $70 million primarily consisting of property sale gains, transaction costs and non-cash impairment charges associated with the sale of McDonald's business in South Korea and transaction costs associated with the acquisition of McDonald's business in Israel. In 2023 this category included $290 million of pre-tax charges related to the Company's Accelerating the Arches growth strategy, including restructuring charges associated with Accelerating the Organization, and $72 million of pre-tax charges related to the write-off of impaired software no longer in use.
McDonald's Corporation 2025 Annual Report 55

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
The Company incurred $226 million, $221 million, and $250 million of restructuring charges related to Accelerating the Organization in the years ended December 31, 2025, 2024, and 2023, respectively. These restructuring charges were recorded in the Other operating (income) expense, net line within the Consolidated Statement of Income. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2023
Accrued Balance at Beginning of Year	$—	$—	$—	$—
Restructuring Costs Incurred	96	32	122	250
Cash Payments	(52)	(21)	(99)	(172)
Other Non-Cash Items	(3)	—	(16)	(19)
Accrued Balance at December 31, 2023	$41	$11	$7	$59
2024
Accrued Balance at Beginning of Year	$41	$11	$7	$59
Restructuring Costs Incurred	6	1	214	221
Cash Payments	(24)	(8)	(205)	(237)
Other Non-Cash Items	—	—	(1)	(1)
Accrued Balance at December 31, 2024	$23	$4	$15	$42
2025
Accrued Balance at Beginning of Year	$23	$4	$15	$42
Restructuring Costs Incurred	32	1	193	226
Cash Payments	(21)	(1)	(197)	(219)
Other Non-Cash Items	—	—	4	4
Accrued Balance at December 31, 2025	$34	$4	$15	$53
Of the $226 million of restructuring charges incurred for the year ended December 31, 2025, $201 million was recorded at Corporate, and $25 million was recorded in the International Operated Markets.
Substantially all of the accrued restructuring balance recorded at December 31, 2025, related to the Company’s Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services ("GBS") organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027, with $697 million of total restructuring charges incurred since the initiative commenced in 2023. The Company currently expects to incur approximately $250 million of restructuring charges in 2026, primarily related to professional services costs.

McDonald's Corporation 2025 Annual Report 56

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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	December 31, 2025			December 31, 2024
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,048	48%	N/A	$1,973
McDonald's Japan Holdings Co., Ltd	35%	$1,915	$657	35%	$1,849	$590
As of December 31, 2025, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.4 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the year ended December 31, 2025 and December 31, 2024, respectively.

	Year Ended December 31,
In Millions	2025	2024
Revenue	$579	$538
Equity in Earnings	146	113
Accounts Receivable	89	157
Dividends Received	15	157
McDonald's Corporation 2025 Annual Report 57

Income Taxes

Income before provision for income taxes, classified by source of income, was as follows:

In millions	2025	2024	2023
U.S.	$3,291	$3,282	$3,665
Outside the U.S.	7,606	7,062	6,857
Income before provision for income taxes	$10,897	$10,345	$10,522
The provision for income taxes, classified by the timing and location of payment, was as follows:

In millions	2025	2024	2023
U.S. federal	$1,085	$1,412	$1,340
U.S. state	198	269	263
Outside the U.S.	1,177	1,014	1,137
Current tax provision	2,460	2,695	2,740
U.S. federal	(349)	(76)	(146)
U.S. state	(84)	(20)	(30)
Outside the U.S.	307	(478)	(511)
Deferred tax (benefit) provision	(126)	(574)	(686)
Provision for income taxes	$2,334	$2,121	$2,053
Income taxes paid (net of refunds), classified by location of payment, were as follows:

In millions	2025
Federal(1)	$1,326
State	252
Foreign
United Kingdom	357
France	156
Other foreign jurisdictions	597
Total income taxes paid, net	$2,688
(1)Included in the income taxes paid amount is $429 million related to the purchase of Federal transferrable energy credits.
Income taxes paid, net, was $3.0 billion for the years ended December 31, 2024 and 2023.
Net deferred tax (assets) liabilities consisted of:

In millions	'December 31, 2025	2024
Lease right-of-use asset	$3,533	$3,213
Property and equipment	1,588	1,568
Intangible assets	91	187
Other	25	437
Total deferred tax liabilities	5,237	5,405
Lease liability	(3,615)	(3,292)
Intangible assets	(3,582)	(3,495)
Property and equipment	(488)	(469)
Deferred foreign tax credits	(69)	(50)
Employee benefit plans	(168)	(168)
Deferred revenue	(141)	(113)
Operating loss carryforwards	(197)	(195)
Other	(155)	(170)
Total deferred tax assets before valuation allowance	(8,415)	(7,951)
Valuation allowance	960	917
Net deferred tax (assets) liabilities	$(2,218)	$(1,629)
Balance sheet presentation:
Deferred income taxes	$1,038	$1,914
Other assets-miscellaneous	(3,256)	(3,543)
Net deferred tax (assets) liabilities	$(2,218)	$(1,629)
At December 31, 2025, the Company had net operating loss carryforwards of $878 million, of which $764 million has an indefinite carryforward. The remainder will expire at various dates from 2026 to 2046.
McDonald's Corporation 2025 Annual Report 58

The statutory U.S. federal income tax rate reconciles to the effective income tax rates as follows:

	2025
Dollars in millions	Amount	Percent
Statutory U.S. federal income tax rate	$2,288	21.0%
State income taxes, net of related federal income tax benefit(1)	149	1.4
Foreign tax effects	226	2.1
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws
Global intangible low-tax income ("GILTI")	103	0.9
Foreign-derived intangible income ("FDII")	(131)	(1.2)
Other	33	0.3
Tax credits	(43)	(0.4)
Changes in valuation allowances	64	0.6
Nontaxable or nondeductible items	—	—
Changes in unrecognized tax benefits	(1)	—
Other adjustments
Tax impact of intercompany transactions	(314)	(2.9)
Other	(40)	(0.4)
Effective income tax rate	$2,334	21.4%
(1)State income taxes in California and Illinois make up the majority (greater than 50%) of the tax effect in this category.

	2024	2023
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of related federal income tax benefit	1.9	1.8
Foreign income taxed at different rates	2.4	1.9
Tax impact of intercompany transactions	(1.1)	(0.7)
Global intangible low-tax income ("GILTI")	0.5	0.5
Foreign-derived intangible income ("FDII")	(3.4)	(2.7)
Other, net	(0.8)	(2.3)
Effective income tax rates	20.5%	19.5%
Results for 2023 reflected income tax benefits primarily related to global audit progression and deferred tax adjustments.
As of December 31, 2025 and 2024, the Company’s gross unrecognized tax benefits totaled $414 million and $461 million, respectively. After considering the deferred tax accounting impact, it is expected that about $402 million of the total as of December 31, 2025 would favorably affect the effective tax rate if resolved in the Company’s favor.
The following table presents a reconciliation of the beginning and ending amounts of unrecognized tax benefits:

In millions	2025	2024
Balance at January 1	$461	$588
Decreases for positions taken in prior years	(67)	(133)
Increases for positions taken in prior years	19	131
Increases for positions related to the current year	46	47
Settlements with taxing authorities	(31)	(172)
Lapsing of statutes of limitations	(14)	—
Balance at December 31(1)	$414	$461
(1)Of this amount, $353 million and $421 million are included in Long-term income taxes for 2025 and 2024, respectively, and $62 million and $40 million are included in Income taxes for 2025 and 2024, respectively, on the Consolidated Balance Sheet.
The Company is currently under audit with the U.S. Internal Revenue Service (the "IRS") for tax years 2011 through 2012 and 2016 through 2021. As of December 31, 2025, the IRS examination for tax years 2011 and 2012 are awaiting final resolution with the IRS appeals team. Examination years 2016 through 2021 remain open as of the end of the period.
The Company is also under audit in multiple foreign tax jurisdictions, primarily related to transfer pricing, as well as multiple state tax jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2009.
During 2025, the Company finalized and settled certain tax examinations and remeasured other income tax reserves based on audit progression. It is reasonably possible that, as a result of audit progression in both the U.S. and foreign tax audits within the next 12 months, there may be new information that causes the Company to reassess the total amount of unrecognized tax benefits recorded. While the Company cannot estimate the impact that new information may have on the unrecognized tax benefits balance, it believes that the liabilities recorded are appropriate and adequate.
McDonald's Corporation 2025 Annual Report 59

The Company accrued $18 million and $17 million for interest and penalties related to tax matters at December 31, 2025 and 2024, respectively. Costs recognized for interest and penalties related to tax matters in 2025, 2024 and 2023 were immaterial. These amounts are included in the provision for income taxes.
As of December 31, 2025, the Company has accumulated undistributed earnings generated by its foreign subsidiaries, which were predominantly taxed in the U.S. as a result of the transition tax provisions enacted under the Tax Cuts and Jobs Act of 2017. Management does not assert that these previously-taxed unremitted earnings are indefinitely reinvested in operations outside the U.S. Accordingly, the Company has provided deferred taxes for the tax effects incremental to the transition tax. The Company has not provided for deferred taxes on outside basis differences in its investments in its foreign subsidiaries that are unrelated to these accumulated undistributed earnings, as these outside basis differences are indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of the outside basis differences is not practicable.

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
The Company also maintains certain unfunded nonqualified supplemental benefit plans that allow participants to (i) make tax-deferred contributions and (ii) receive an annual Company-match allocation that cannot be made under the 401(k) Plan because of IRS limitations. The investment alternatives and returns are based on certain market-rate investment alternatives under the 401(k) Plan, net of expenses. Total liabilities were $421 million and $413 million at December 31, 2025 and 2024, respectively, and were primarily included in Other long-term liabilities on the Consolidated Balance Sheet.
The Company has entered into contracts to hedge market-driven changes in certain of the liabilities. At December 31, 2025, derivatives with a fair value of $104 million indexed to the Company’s stock were included in Miscellaneous other assets and an investment totaling $247 million indexed to certain market indices were included in Prepaid expenses and other current assets on the Consolidated Balance Sheet. Changes in liabilities for these nonqualified plans and in the fair value of the derivatives and investment are recorded primarily in Selling, general & administrative expenses. Changes in fair value of the derivatives indexed to the Company’s stock are recorded in the Consolidated Statement of Income because the contracts provide the counterparty with a choice to settle in cash or shares.
Total U.S. costs for the 401(k) Plan and nonqualified benefits were immaterial to the Consolidated Statement of Income. All other post-retirement benefits and post-employment benefits, both in the U.S. and at our international subsidiaries, were also immaterial to the Consolidated Statement of Income.

McDonald's Corporation 2025 Annual Report 60

Debt Financing

LINE OF CREDIT AGREEMENTS
At December 31, 2025, the Company had a line of credit agreement of $4.0 billion, which expires in June 2028. The Company incurs fees of 0.08% per annum on the total commitment, which remained unused. Fees and interest rates on this line are primarily based on the Company's long-term credit rating assigned by Moody’s and Standard & Poor's. In addition, the Company's subsidiaries had unused lines of credit that were primarily uncommitted, short-term and denominated in various currencies at local market rates of interest.
The weighted-average interest rate of short-term borrowings was 4.2% at December 31, 2025 (based on $4 million of foreign currency bank line borrowings and $798 million of commercial paper outstanding) and 4.6% at December 31, 2024 (based on $5 million of foreign currency bank line borrowings and $790 million of commercial paper outstanding). At December 31, 2025, $798 million of short-term borrowings and $725 million of current maturities of other debt obligations, were classified as Long-term debt on the Consolidated Balance Sheet as they are supported by a long-term line of credit agreement expiring in June 2028.
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

		Interest rates(1) December 31		Amounts outstanding December 31
In millions of U.S. Dollars	Maturity dates	2025	2024	2025	2024
Fixed		4.4%	4.2%	$23,233	$24,134
Floating		5.1	5.7	1,298	1,290
Total U.S. Dollar	2027-2053			24,531	25,424
Fixed		2.6	2.5	11,486	8,875
Floating		—	5.3	—	311
Total Euro	2026-2035			11,486	9,186
Fixed		3.7	3.7	400	371
Floating		—	—	—
Total Australian Dollar	2026-2029			400	371
Total British Pounds Sterling - Fixed	2032-2054	4.1	4.1	1,679	1,559
Total Canadian Dollar - Fixed	2031-2032	4.5	4.0	1,275	1,390
Total Japanese Yen - Fixed	2030	2.9	2.9	80	79
Fixed		1.2	1.2	694	605
Floating		—	0.7		2
Total other currencies(2)	2028-2032			694	607
Debt obligations before fair value adjustments and deferred debt costs(3)				40,145	38,616
Fair value adjustments(4)				(15)	(40)
Deferred debt costs				(157)	(152)
Total debt obligations				$39,973	$38,424
(1)Weighted-average effective rate, computed on a semi-annual basis.
(2)Consists of Swiss Francs.
(3)Aggregate maturities for 2025 debt balances, before fair value adjustments and deferred debt costs, are as follows (in millions): 2026–$0; 2027–$3,201; 2028–$5,166; 2029–$3,637; 2030–$3,011; Thereafter-$25,130. These amounts include a reclassification of short-term obligations totaling $1.5 billion to long-term obligations as they are supported by a long-term line of credit agreement expiring in June 2028.
(4)The carrying value of underlying items in fair value hedges, in this case debt obligations, are adjusted for fair value changes to the extent they are attributable to the risk designated as being hedged. The related hedging instruments are also recorded at fair value on the Consolidated Balance Sheet.
McDonald's Corporation 2025 Annual Report 61

Share-based Compensation

The Company maintains a share-based compensation plan, which authorizes the granting of various equity-based incentives including stock options and RSUs to employees and nonemployee directors. The number of shares of common stock reserved for issuance under the plan was 27.8 million at December 31, 2025, including 17.8 million available for future grants.
Share-based compensation expense and the effect on diluted earnings per common share were as follows:

In millions, except per share data	2025	2024	2023
Share-based compensation expense	$165	$172	$175
After tax	$146	$136	$155
Earnings per common share-diluted	$0.21	$0.19	$0.21
As of December 31, 2025, there was $198 million of total unrecognized compensation cost related to nonvested share-based compensation that is expected to be recognized over a weighted-average period of 1.5 years.
STOCK OPTIONS
Stock options to purchase common stock are granted with an exercise price equal to the closing market price of the Company’s stock on the date of grant. Substantially all of the options become exercisable in four equal installments, beginning a year from the date of the grant, and generally expire 10 years from the grant date.
The following table presents the weighted-average assumptions used in the option pricing model for the 2025, 2024 and 2023 stock option grants. The expected life of the options represents the period of time the options are expected to be outstanding and is based on historical trends. Expected stock price volatility is generally based on the historical volatility of the Company’s stock for a period approximating the expected life. The expected dividend yield is based on the Company’s most recent annual dividend rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with a term equal to the expected life.

Weighted-average assumptions

	2025	2024	2023
Expected dividend yield	2.3%	2.3%	2.3%
Expected stock price volatility	21.5%	21.2%	21.6%
Risk-free interest rate	4.5%	4.1%	3.9%
Expected life of options (in years)	5.8	5.8	5.8
Fair value per option granted	$66.69	$59.82	$54.35
Intrinsic value for stock options is defined as the difference between the current market value of the Company’s stock and the exercise price. During 2025, 2024 and 2023, the total intrinsic value of stock options exercised was $240 million, $269 million and $304 million, respectively. Cash received from stock options exercised during 2025 was $285 million and the tax benefit realized from stock options exercised totaled $44 million. The Company uses treasury shares purchased under the Company’s share repurchase program to satisfy share-based exercises.
A summary of the status of the Company’s stock option grants as of December 31, 2025, 2024 and 2023, and changes during the years then ended, is presented in the following table:

	2025				2024		2023
Options	Shares in millions	Weighted- average exercise price	Weighted- average remaining contractual life in years	Aggregate intrinsic value in millions	Shares in millions	Weighted- average exercise price	Shares in millions	Weighted- average exercise price
Outstanding at beginning of year	9.5	$208.72			10.5	$189.78	11.4	$172.27
Granted	1.1	307.62			1.2	288.92	1.2	266.70
Exercised	(1.7)	163.31			(1.9)	151.37	(2.0)	133.76
Forfeited/expired	(0.1)	278.07			(0.3)	262.34	(0.1)	244.95
Outstanding at end of year	8.8	$228.19	5.3	$682	9.5	$208.72	10.5	$189.78
Exercisable at end of year	6.3	$203.92	4.1	$638	6.7		7.2

McDonald's Corporation 2025 Annual Report 62

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
A summary of the Company’s RSU activity during the years ended December 31, 2025, 2024 and 2023 is presented in the following table:

	2025		2024		2023
RSUs	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value	Shares in millions	Weighted- average grant date fair value
Nonvested at beginning of year	1.2	$275.37	1.2	$238.21	1.2	$222.32
Granted	0.6	309.59	0.6	277.36	0.5	255.14
Vested	(0.5)	262.66	(0.6)	220.87	(0.4)	210.03
Forfeited	(0.1)	295.00	0.0	273.70	(0.1)	244.58
Nonvested at end of year	1.2	$295.22	1.2	$275.37	1.2	$238.21
The total fair value of RSUs vested during 2025, 2024 and 2023 was $145 million, $173 million and $127 million, respectively. The tax benefit realized from RSUs vested during 2025 was $28 million.

McDonald's Corporation 2025 Annual Report 63

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
Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013 Framework).
Based on management’s assessment using those criteria, as of December 31, 2025, management believes that the Company’s internal control over financial reporting is effective.
Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2025, 2024 and 2023 and the Company’s internal control over financial reporting as of December 31, 2025. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.
McDONALD’S CORPORATION
February 24, 2026

McDonald's Corporation 2025 Annual Report 64

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of McDonald’s Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of McDonald’s Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

McDonald's Corporation 2025 Annual Report 65

Measurement of Unrecognized Tax Benefits
Description of the Matter
As described in the Income Taxes footnote to the consolidated financial statements, the Company’s unrecognized tax benefits, which includes certain transfer pricing matters, totaled $414 million at December 31, 2025. The Company, like other multi-national companies, is regularly audited by federal, state and foreign tax authorities, and tax assessments may arise several years after tax returns have been filed. Accordingly, tax liabilities are recorded when, in management’s judgment, a tax position does not meet the more likely than not threshold for recognition. For tax positions that meet the more likely than not threshold, a tax liability may still be recorded depending on management’s assessment of how the tax position will ultimately be settled.
Auditing the measurement of certain unrecognized tax benefits related to transfer pricing used in intercompany transactions was challenging because the measurement is based on interpretations of complex tax laws and because the pricing of certain intercompany transactions are based on studies that may produce a range of outcomes (e.g., the price that would be charged in an arm’s-length transaction).

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to assess the technical merits and measurement of these unrecognized tax benefits. For example, we tested management’s review of the unrecognized tax benefits, including management's evaluation of new information obtained during the period.
With the assistance of our income tax professionals, we performed audit procedures that included, among others, evaluating the technical merits of the Company’s position and assessing the recognition and measurement of certain unrecognized tax benefits related to transfer pricing. For example, we assessed the inputs utilized and the calculations. In addition, we used our knowledge of historical settlement activity, income tax laws and other market information to evaluate the technical merits of the Company’s positions. We also independently verified our understanding of the status of income tax examinations with the Company’s external legal counsel.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1964.
Chicago, Illinois
February 24, 2026
McDonald's Corporation 2025 Annual Report 66

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholders and the Board of Directors of McDonald’s Corporation
Opinion on Internal Control over Financial Reporting
We have audited McDonald’s Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McDonald’s Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Chicago, Illinois
February 24, 2026
McDonald's Corporation 2025 Annual Report 67

Controls and Procedures

DISCLOSURE CONTROLS
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2025. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
MANAGEMENT’S REPORT
Management’s Report and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in the Consolidated Financial Statements.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2025. All outstanding awards relate to the Company’s common stock. Shares issued under all of the following plans may be from the Company’s treasury, newly issued or both.
Equity compensation plan information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,946,363	(1)	$236.04	17,830,010
Equity compensation plans not approved by security holders	—		—	—
Total	9,946,363		$236.04	17,830,010
(1)Includes 8,782,269 stock options and 1,164,094 restricted stock units granted under the McDonald's Corporation Amended and Restated 2012 Omnibus Stock Ownership Plan.
Additional matters are incorporated herein by reference from the Company’s definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.

McDonald's Corporation 2025 Annual Report 68

Other Information

In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended December 31, 2025. This trading plan was adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Dario Baroni / President, International Developmental Licensed Markets	Rule 10b5-1 trading plan	November 17, 2025	August 31, 2026	600	Sale of shares
Other than as disclosed above, no officer or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.
McDonald's Corporation 2025 Annual Report 69

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
Second Amendment to the McDonald’s Amended and Restated Deferred Compensation Plan, effective January 1, 2025, incorporated herein by reference from Exhibit 10(d)(ii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2024.*

(e)
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
Third Amendment to the McDonald’s Corporation Supplemental Profit Sharing and Savings Plan, effective January 1, 2025, incorporated herein by reference from Exhibit 10(e)(iii) of Form 10-K (File No. 001-05231), for the year ended December 31, 2024.*

(f)
McDonald's Corporation 2012 Omnibus Stock Ownership Plan, effective June 1, 2012, incorporated herein by reference from Exhibit 10(h) of Form 10-Q (File No. 001-05231), for the quarter ended September 30, 2012.*

McDonald's Corporation 2025 Annual Report 70

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
Form of 2023 Executive Performance-Based Restricted Stock Unit Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(q) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023.*

(n)
Form of 2023 Executive Stock Option Award Agreement in connection with the Amended and Restated 2012 Omnibus Stock Ownership Plan, incorporated herein by reference from Exhibit 10(r) of Form 10-Q (File No. 001-05231), for the quarter ended March 31, 2023.*

(19)	Inside Information and Securities Trading Policy, incorporated herein by reference from Exhibit 19 of Form 10-K (File No. 001-05231), for the year ended December 31, 2024.

(21)	Subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Rule 13a-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a) Certification of Chief Financial Officer.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	McDonald’s Corporation Policy on Recoupment of Incentive Compensation, incorporated herein by reference from Exhibit 97 of Form 10-K (File No. 001-05231), for the year ended December 31, 2023.

(99.1)	Computation of Ratios.

(101.INS)	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

(101.SCH)	Inline XBRL Taxonomy Extension Schema Document.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(104)	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*	Denotes compensatory plan.

**	Certain instruments defining the rights of holders of long-term debt of the Company are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. An agreement to furnish a copy of any such instruments upon request has been filed with the Securities and Exchange Commission.
McDonald's Corporation 2025 Annual Report 71

Form 10-K Cross-Reference Index

Page reference

Part I
	Item 1	Business	Page 3
	Item 1A	Risk Factors	Page 27
	Item 1B	Unresolved Staff Comments	Not applicable
	Item 1C	Cybersecurity	Page 34
	Item 2	Properties	Page 36
	Item 3	Legal Proceedings	Page 36
	Item 4	Mine Safety Disclosures	Not applicable

Part II
	Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Page 26
	Item 6	[Reserved]	Not applicable
	Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 7
	Item 7A	Quantitative and Qualitative Disclosures About Market Risk	Page 22
	Item 8	Financial Statements and Supplementary Data	Page 38
	Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Not applicable
	Item 9A	Controls and Procedures	Page 68
	Item 9B	Other Information	Page 69
	Item 9C	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	Not applicable

Part III
	Item 10	Directors, Executive Officers and Corporate Governance	Page 37, (a)
	Item 11	Executive Compensation	(a)
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 68, (a)
	Item 13	Certain Relationships and Related Transactions, and Director Independence	(a)
	Item 14	Principal Accountant Fees and Services	(a)

Part IV
	Item 15	Exhibits and Financial Statement Schedules	Page 70
	Item 16	Form 10-K Summary	Not applicable

Signatures			Page 73
(a) - The information required by this item is incorporated herein by reference from the Company's definitive proxy statement, which will be filed no later than 120 days after December 31, 2025.

McDonald's Corporation 2025 Annual Report 72

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
McDonald’s Corporation
(Registrant)

By	/s/ Ian F. Borden
Ian F. Borden
Executive Vice President and Global Chief Financial Officer

February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 24th day of February, 2026:

By	/s/ Ian F. Borden	By	/s/ Margaret H. Georgiadis
	Ian F. Borden		Margaret H. Georgiadis
	Executive Vice President and Global Chief Financial Officer		Director
(Principal Financial Officer)

By	/s/ Anthony G. Capuano	By	/s/ Michael D. Hsu
	Anthony G. Capuano		Michael D. Hsu
	Director		Director

By	/s/ Kareem Daniel	By	/s/ Christopher J. Kempczinski
	Kareem Daniel		Christopher J. Kempczinski
	Director		Chairman of the Board of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ Lloyd H. Dean	By	/s/ Jennifer L. Taubert
	Lloyd H. Dean		Jennifer L. Taubert
	Director		Director

By	/s/ Lauren B. Elting	By	/s/ Paul S. Walsh
	Lauren B. Elting		Paul S. Walsh
	Vice President - Chief Accounting Officer and		Director
Corporate Controller
(Principal Accounting Officer)

By	/s/ Catherine M. Engelbert	By	/s/ Amy E. Weaver
	Catherine M. Engelbert		Amy E. Weaver
	Director		Director

By	/s/ James D. Farley, Jr.	By	/s/ Miles D. White
	James D. Farley, Jr.		Miles D. White
	Director		Director

McDonald's Corporation 2025 Annual Report 73