Form 10-Q
period 2026-03-31
MCDONALDS CORP
filed 2026-05-07
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
710,505,859
(Number of shares of common stock
outstanding as of March 31, 2026)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and equivalents	$1,170	$774
Accounts and notes receivable	2,432	2,466
Inventories, at cost, not in excess of market	61	61
Prepaid expenses and other current assets	1,046	863
Total current assets	4,709	4,163
Other assets
Investments in affiliates	2,865	2,820
Goodwill	3,349	3,354
Miscellaneous	6,357	6,331
Total other assets	12,571	12,505
Lease right-of-use asset, net	14,513	14,606
Property and equipment
Property and equipment, at cost	49,477	49,290
Accumulated depreciation and amortization	(21,232)	(21,049)
Net property and equipment	28,245	28,241
Total assets	$60,037	$59,515
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	1,091	1,149
Lease liability	707	694
Income taxes	391	250
Other taxes	253	247
Accrued interest	448	533
Accrued payroll and other liabilities	1,257	1,488
Total current liabilities	4,146	4,361
Long-term debt	40,105	39,973
Long-term lease liability	14,069	14,147
Long-term income taxes	151	139
Deferred revenues - initial franchise fees	946	945
Other long-term liabilities	686	704
Deferred income taxes	1,220	1,038
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,792	9,641
Retained earnings	70,942	70,282
Accumulated other comprehensive income (loss)	(2,363)	(2,414)
Common stock in treasury, at cost; 950.2 and 950.0 million shares	(79,673)	(79,316)
Total shareholders’ equity (deficit)	(1,286)	(1,791)
Total liabilities and shareholders’ equity (deficit)	$60,037	$59,515
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended
	March 31,
In millions, except per share data	2026	2025
Revenues
Revenues from franchised restaurants	$4,007	$3,661
Sales by Company-owned and operated restaurants	2,317	2,132
Other revenues	193	162
Total revenues	6,517	5,956
Operating costs and expenses
Franchised restaurants-occupancy expenses	676	620
Company-owned and operated restaurant expenses	2,032	1,859
Other restaurant expenses	166	140
Selling, general & administrative expenses
Depreciation and amortization	111	107
Other	648	575
Other operating (income) expense, net	(69)	7
Total operating costs and expenses	3,564	3,308
Operating income	2,953	2,648
Interest expense	400	376
Nonoperating (income) expense, net	11	(57)
Income before provision for income taxes	2,542	2,330
Provision for income taxes	559	461
Net income	$1,983	$1,868
Earnings per common share-basic	$2.79	$2.61
Earnings per common share-diluted	$2.78	$2.60
Dividends declared per common share	$1.86	$1.77
Weighted-average shares outstanding-basic	710.7	714.9
Weighted-average shares outstanding-diluted	713.5	718.2
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
	Quarters Ended
	March 31,
In millions	2026	2025
Net income	$1,983	$1,868
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	9	70
Reclassification of (gain) loss to net income	—	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(57) and $136	9	70
Cash flow hedges:
Gain (loss) recognized in AOCI	23	(52)
Reclassification of (gain) loss to net income	14	(15)
Cash flow hedges-net of tax benefit (expense) of $(11) and $20	37	(67)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	8	(6)
Reclassification of (gain) loss to net income	(4)	(1)
Defined benefit pension plans-net of tax benefit (expense) of $(1) and $0	4	(7)
Total other comprehensive income (loss), net of tax	50	(4)
Comprehensive income	$2,033	$1,864
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended
	March 31,
In millions	2026	2025
Operating activities
Net income	$1,983	$1,868
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	566	520
Deferred income taxes	63	(44)
Share-based compensation	60	45
Other	(92)	(73)
Changes in working capital items	(168)	111
Cash provided by operations	2,412	2,428
Investing activities
Capital expenditures	(682)	(551)
Purchases of restaurant businesses	(79)	(75)
Sales of restaurant businesses	72	49
Sales of property	34	5
Other	(122)	(200)
Cash used for investing activities	(777)	(771)
Financing activities
Net short-term borrowings	(791)	(792)
Long-term financing issuances	1,159	1,498
Long-term financing repayments	(1)	(693)
Treasury stock purchases	(396)	(477)
Common stock dividends	(1,323)	(1,266)
Proceeds from stock option exercises	128	147
Other	(2)	40
Cash used for financing activities	(1,225)	(1,543)
Effect of exchange rates on cash and cash equivalents	(14)	39
Cash and equivalents increase (decrease)	396	153
Cash and equivalents at beginning of period	774	1,085
Cash and equivalents at end of period	$1,170	$1,238
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended March 31, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2024	1,660.6	$17	$9,281	$66,834	$(393)	$119	$(2,279)	(945.4)	$(77,375)	$(3,797)
Net income				1,868						1,868
Other comprehensive income (loss), net of tax					(7)	(67)	70			(4)
Comprehensive income										1,864
Common stock cash dividends ($1.77 per share)				(1,266)						(1,266)
Treasury stock purchases								(1.5)	(447)	(447)
Share-based compensation			45							45
Stock option exercises and other			98					1.4	49	147
Balance at March 31, 2025	1,660.6	$17	$9,423	$67,436	$(400)	$52	$(2,209)	$(945.6)	$(77,773)	$(3,454)

For the quarter ended March 31, 2026
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2025	1,660.6	$17	$9,641	$70,282	$(432)	$13	$(1,995)	(950.0)	$(79,316)	$(1,791)
Net income				1,983						1,983
Other comprehensive income (loss), net of tax					4	37	9			50
Comprehensive income										2,033
Common stock cash dividends ($1.86 per share)				(1,323)						(1,323)
Treasury stock purchases								(1.3)	(394)	(394)
Share-based compensation			60							60
Stock option exercises and other			91					1.1	37	128
Balance at March 31, 2026	1,660.6	$17	$9,792	$70,942	$(428)	$50	$(1,986)	(950.2)	$(79,673)	$(1,286)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2025 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter ended March 31, 2026 do not necessarily indicate the results that may be expected for the full year.
Certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at March 31,	2026	2025
Conventional franchised	22,616	22,126
Developmental licensed	9,756	9,300
Foreign affiliated	11,300	10,294
Total Franchised	43,672	41,720
Company-owned and operated	2,027	2,036
Total Systemwide restaurants	45,699	43,756
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying Condensed Consolidated Financial Statements.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 2.8 million shares and 3.3 million shares for the quarters ended March 31, 2026 and March 31, 2025, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 3.0 million shares and 2.2 million shares for the quarters ended March 31, 2026 and March 31, 2025, respectively.

Recent Accounting Pronouncements
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
The Company incurred $47 million and $66 million of restructuring charges related to Accelerating the Organization in the three months ended March 31, 2026 and 2025, respectively. These restructuring charges were recorded in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2026
Accrued Balance at Beginning of Year	$34	$4	$15	$53
Restructuring costs incurred	5	—	42	47
Cash payments	(3)	—	(41)	(44)
Other non-cash items	—	—	(1)	(1)
Accrued Balance at March 31, 2026	$36	$4	$15	$55
Of the $47 million of restructuring charges incurred in the three months ended March 31, 2026, $46 million was recorded primarily at Corporate and $1 million was recorded in the International Operated Markets.
Substantially all of the accrued restructuring balance recorded at March 31, 2026, related to the Company's Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services ("GBS") organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027, with $744 million of total restructuring charges incurred since the initiative commenced in 2023. The Company currently expects to incur approximately $250 million of restructuring charges in 2026, primarily related to professional services costs.

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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	March 31, 2026			December 31, 2025
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,095	48%	N/A	$2,048
McDonald's Japan Holdings Co., Ltd	35%	$2,444	$655	35%	$1,915	$657
As of March 31, 2026, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.4 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the three months ended March 31, 2026 and 2025, respectively.

	Quarters Ended March 31,
In Millions	2026	2025
Revenue	$145	$139
Equity in earnings	$52	$51
Accounts receivable	$90	$114
Dividends received	$17	$15

Income Taxes
The effective income tax rate was 22.0% and 19.8% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2025 reflected income tax benefits related to restructuring initiatives.

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
There were no significant changes to the valuation techniques used to measure fair value as described in the Company's December 31, 2025 Annual Report on Form 10-K.
At March 31, 2026, the fair value of the Company’s debt obligations was estimated at $38.2 billion, compared to a carrying amount of $40.1 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	March 31, 2026	December 31, 2025	Balance Sheet Classification	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$37	$3	Accrued payroll and other liabilities	$(75)	$(117)
Foreign currency	Miscellaneous other assets	31	24	Other long-term liabilities	(7)	(12)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	(14)	(16)
Total derivatives designated as hedging instruments		$68	$27		$(96)	$(145)
Derivatives not designated as hedging instruments
Equity	Miscellaneous other assets	$76	$104
Total derivatives not designated as hedging instruments		$76	$104		$—	$—
Total derivatives		$144	$131		$(96)	$(145)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the three months ended March 31, 2026 and 2025, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2026	2025	2026	2025	2026	2025
Foreign currency	Nonoperating income/expense	$30	$(51)	$(19)	$20
Interest rate	Interest expense	—	(16)	1	—
Cash flow hedges		$30	$(67)	$(18)	$20

Foreign currency denominated debt	Nonoperating income/expense	$232	$(504)
Foreign currency derivatives	Nonoperating income/expense	17	(86)
Foreign currency derivatives(1)	Interest expense					$11	$15
Net investment hedges		$249	$(590)		$—	$11	$15

Foreign currency	Nonoperating income/expense					$(1)	$(5)
Equity	Selling, general & administrative expenses					4	11
Undesignated derivatives						$3	$6
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At March 31, 2026, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $486 million, which included a decrease of $14 million of cumulative hedging adjustments. For the three months ended March 31, 2026, the Company recognized an $2 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.

Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of March 31, 2026, the Company had derivatives outstanding with an equivalent notional amount of $2.4 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at March 31, 2026, the $37 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of March 31, 2026, $16.5 billion of the Company's third-party foreign currency denominated debt, and $1.8 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at March 31, 2026 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At March 31, 2026, the Company was required to post $88 million of collateral due to the negative fair value of certain derivative positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended
	March 31,
In millions	2026	2025

Rents	$2,505	$2,313
Royalties	1,483	1,330
Initial fees	19	18
Revenues from franchised restaurants	$4,007	$3,661

Segment Information
The Company operates under the following global organizational structure, which reflects how management reviews and evaluates operating performance:
•U.S. segment - the Company's largest market. The segment is 95% franchised as of March 31, 2026.
•International Operated Markets segment - comprised of markets, or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 89% franchised as of March 31, 2026.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan, as well as Corporate activities. The International Developmental Licensed Markets are 99% franchised as of March 31, 2026.
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
All intercompany revenues and expenses are eliminated in computing revenues and operating income. Corporate general and administrative expenses consist of corporate office support costs in areas such as facilities, finance, human resources, information technology, legal, marketing, restaurant operations, supply chain and training. Corporate assets include cash and equivalents, financial instruments, deferred tax assets and office facilities.

	Quarters Ended
	March 31,
In millions	2026	2025
U.S.	$2,583	$2,494
International Operated Markets	3,325	2,916
International Developmental Licensed Markets & Corporate	610	546
Total Revenues	$6,517	$5,956
U.S.	$323	$319
International Operated Markets	353	301
International Developmental Licensed Markets & Corporate	—	—
Total Franchised restaurants-occupancy expenses	$676	$620
U.S.	$669	$645
International Operated Markets	1,255	1,123
International Developmental Licensed Markets & Corporate	107	91
Total Company-operated restaurant expenses	$2,032	$1,859
U.S.	$140	$143
International Operated Markets	187	161
International Developmental Licensed Markets & Corporate	431	378
Total Selling, general, & administrative expenses	$759	$682
U.S.	$71	$85
International Operated Markets	23	42
International Developmental Licensed Markets & Corporate	3	20
Total Other segment items*	$97	$147
U.S.	$1,380	$1,302
International Operated Markets	1,507	1,289
International Developmental Licensed Markets & Corporate	67	57
Total Operating income	$2,953	$2,648
U.S.	$274	$225
International Operated Markets	399	322
International Developmental Licensed Markets & Corporate	9	4
Total Capital expenditures	$682	$551
U.S.	$251	$241
International Operated Markets	213	182
International Developmental Licensed Markets & Corporate	102	98
Total Depreciation & amortization**	$566	$520

In millions	March 31, 2026	December 31, 2025
U.S.	$22,992	$23,008
International Operated Markets	27,562	27,487
International Developmental Licensed Markets & Corporate	9,483	9,020
Total Assets	$60,037	$59,515
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
This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto, and the audited Consolidated Financial Statements and notes thereto included in our 2025 Annual Report on Form 10-K.
Certain columns and rows in financial tables within MD&A may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.
Overview
The Company franchises and owns and operates McDonald’s restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 45,699 McDonald's restaurants at March 31, 2026, approximately 95% were franchised.
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
◦Delivery: The Company offers delivery from over 41,000 restaurants across approximately 100 markets, representing approximately 90% of McDonald's restaurants. The Company is continuing to build on and enhance the delivery experience for customers, including adding the ability to place a delivery order in our mobile app (a feature that is currently available in five of the Company’s top markets). The Company continues to scale this capability and expects to increase the percentage of Systemwide delivery sales originating from our mobile app to 30% by the end of 2027. The Company also has long-term strategic partnerships with delivery providers that continue to benefit the Company, customers and franchisees by optimizing operational efficiencies and creating a seamless customer experience.
◦Drive Thru: The Company has the most drive thru locations worldwide, with over 29,000 drive thru locations globally, including over 95% of the approximately 13,700 locations in the U.S. This channel remains a competitive advantage in meeting customers’ demand for flexibility and choice. McDonald’s network currently provides unmatched scale and convenience for customers, while also offering significant growth opportunities, such as adding additional drive thru lanes to increase capacity and improve speed and efficiency. The Company continues to build on its drive thru advantage, as the vast majority of new restaurant openings in the U.S. and International Operated Markets will include a drive thru.
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
Foundation and Platforms
Foundational to our Strategy is keeping the customer and restaurant crew at the center of everything the Company does, along with focusing relentlessly on running great restaurants, empowering our people and continuing to modernize our ways of working. Further, as part of the Company’s plans for long-term growth and solidifying McDonald’s leadership position, the Company will continue to develop and implement three technology-enabled platforms designed to build our competitive advantages, cement our place in culture and stay one step ahead of our customers’ expectations. Together, our foundation and platforms will extend the Company’s leadership position and unlock new growth opportunities and efficiencies for our business over the long-term.
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

First Quarter 2026 Financial Performance
Global comparable sales increased 3.8%.
•U.S. increased 3.9%. Comparable sales results were primarily driven by positive check growth.
•International Operated Markets increased 3.9%. Nearly all markets reflected positive comparable sales, led by the U.K., Germany and Australia.
•International Developmental Licensed Markets increased 3.4%. Positive comparable sales were led by Japan, with all geographic regions reflecting comparable sales growth.
In addition to the comparable sales results, the Company had the following financial results:
•Consolidated revenues increased 9% (4% in constant currencies).
•Systemwide sales increased 11% (6% in constant currencies).
•Consolidated operating income increased 12% (6% in constant currencies). Results reflected pre-tax charges of $47 million and $66 million for the current year and prior year, respectively, primarily related to restructuring charges associated with Accelerating the Organization. Excluding these current and prior year charges, consolidated operating income increased 11% (5% in constant currencies).
•Diluted earnings per share was $2.78, an increase of 7% (2% in constant currencies). Excluding the current year charges described above of $0.05 per share, diluted earnings per share was $2.83, an increase of 6% (1% in constant currencies) when also excluding prior year charges.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended March 31,	2026	2025	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$4,007	$3,661	9%
Sales by Company-owned and operated restaurants	2,317	2,132	9
Other revenues	193	162	19
Total revenues	6,517	5,956	9
Operating costs and expenses
Franchised restaurants-occupancy expenses	676	620	9
Company-owned and operated restaurant expenses	2,032	1,859	9
Other restaurant expenses	166	140	19
Selling, general & administrative expenses
Depreciation and amortization	111	107	3
Other	648	575	13
Other operating (income) expense, net	(69)	7	n/m
Total operating costs and expenses	3,564	3,308	8
Operating income	2,953	2,648	12
Interest expense	400	376	6
Nonoperating (income) expense, net	11	(57)	n/m
Income before provision for income taxes	2,542	2,330	9
Provision for income taxes	559	461	21
Net income	$1,983	$1,868	6%
Earnings per common share-basic	$2.79	$2.61	7%
Earnings per common share-diluted	$2.78	$2.60	7%
n/m Not meaningful

Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the strengthening of most major currencies against the U.S. Dollar, primarily driven by the Euro.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended March 31,	2026	2025	2026
Revenues	$6,517	$5,956	$313
Franchised margins	3,331	3,041	147
Company-owned and operated margins	285	273	18
Selling, general & administrative expenses	759	682	(16)
Operating income	2,953	2,648	152
Net income	1,983	1,868	96
Earnings per share-diluted	$2.78	$2.60	$0.13

Net Income and Diluted Earnings per Share
Net income increased 6% (1% in constant currencies) to $1,983 million, and diluted earnings per share increased 7% (2% in constant currencies) to $2.78. Foreign currency translation had a positive impact of $0.13 on diluted earnings per share.
Results included pre-tax charges of $47 million, or $0.05 per share, for the three months ended March 31, 2026 and $66 million, or $0.07 per share, for the three months ended March 31, 2025, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization).
Excluding the above items, results reflected higher sales-driven Franchised margins, partly offset by a higher effective tax rate.
During the quarter, the Company paid a quarterly dividend of $1.86 per share, or $1.3 billion. Additionally, the Company repurchased 1.3 million shares of stock for $393 million.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended March 31,
	Net Income				Earnings per share - diluted
	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$1,983	$1,868	6%	1%	$2.78	$2.60	7%	2%
(Gains)/Charges, net of tax	36	51			0.05	0.07
Non-GAAP	$2,019	$1,919	5%	—%	$2.83	$2.67	6%	1%

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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at March 31, 2026. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended March 31,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$1,750	$1,679	4%	4%
International Operated Markets	1,782	1,554	15	4
International Developmental Licensed Markets & Corporate	476	429	11	6
Total	$4,007	$3,661	9%	5%
Company-owned and operated sales
U.S.	$729	$724	1%	1%
International Operated Markets	1,477	1,309	13	4
International Developmental Licensed Markets & Corporate	111	99	12	(3)
Total	$2,317	$2,132	9%	3%
Total Franchised revenues and Company-owned and operated sales
U.S.	$2,479	$2,403	3%	3%
International Operated Markets	3,258	2,862	14	4
International Developmental Licensed Markets & Corporate	587	528	11	4
Total	$6,324	$5,793	9%	4%

Total Other revenues	$193	$162	19%	16%

Total Revenues	$6,517	$5,956	9%	4%
•Total Franchised revenues and Company-owned and operated sales increased 9% (4% in constant currencies), benefiting from strong sales performance across all segments and the positive impact of foreign currency translation in the International Operated Markets and the International Developmental Licensed Markets.
Comparable Sales
The following table presents the percent change in comparable sales for the three months ended March 31, 2026 and 2025:

	Increase/(Decrease)
	Quarters Ended March 31,
	2026	2025
U.S.	3.9%	(3.6)%
International Operated Markets	3.9	(1.0)
International Developmental Licensed Markets	3.4	3.5
Total	3.8%	(1.0)%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the three months ended March 31, 2026:

SYSTEMWIDE SALES*
	Quarter Ended March 31, 2026
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	5%	5%
International Operated Markets	16	6
International Developmental Licensed Markets	12	8
Total	11%	6%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.
Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases) for the three months ended March 31, 2026 and 2025:

FRANCHISED SALES
Dollars in millions
Quarters Ended March 31,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$12,388	$11,771	5%	5%
International Operated Markets	10,498	8,984	17	7
International Developmental Licensed Markets	9,030	8,048	12	8
Total	$31,917	$28,804	11%	7%

Ownership type
Conventional franchised	$22,737	$20,632	10%	6%
Developmental licensed	5,700	4,944	15	9
Foreign affiliated	3,481	3,227	8	7
Total	$31,917	$28,804	11%	7%

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

RESTAURANT MARGINS
Dollars in millions
			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended March 31,	2026	2025
Franchised
U.S.	$1,427	$1,360	5%	5%
International Operated Markets	1,429	1,252	14	4
International Developmental Licensed Markets & Corporate	475	429	11	6
Total	$3,331	$3,041	10%	5%
Company-owned and operated
U.S.	$59	$79	(25)%	(25)%
International Operated Markets	222	186	19	10
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$285	$273	4%	(2)%
Total restaurant margins
U.S.	$1,486	$1,440	3%	3%
International Operated Markets	1,651	1,438	15	5
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$3,616	$3,314	9%	4%
n/m Not meaningful
•Franchised margins reflected sales-driven growth across all segments and the positive impact of foreign currency translation in the International Operated Markets and the International Developmental Licensed Markets. Franchised margins represented more than 90% of restaurant margin dollars.
•Company-owned and operated margins in the U.S. primarily reflected the impact of ongoing inflationary cost pressures, partly offset by sales-driven growth. The International Operated Markets primarily reflected sales-driven growth and the positive impact of foreign currency translation, partly offset by the impact of ongoing inflationary cost pressures.
•Total restaurant margins included depreciation and amortization expense of $455 million and $413 million for the three months ended March 31, 2026 and 2025, respectively.

Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $77 million or 11% (9% in constant currencies) primarily reflecting higher employee costs, including incentive-based compensation.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.2% for both the three months ended March 31, 2026 and 2025.

Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2026	2025
Gains on sales of restaurant businesses	$(30)	$(8)
Equity in earnings of unconsolidated affiliates	(62)	(62)
Asset dispositions and other (income) expense, net	(24)	11
Impairment and other charges (gains), net	47	66
Total	$(69)	$7
•The increase in gains on sale of restaurant businesses reflected more sales of restaurants in the International Operated Markets.
•The change in asset dispositions and other (income) expense, net primarily reflected higher gains on sale of excess properties.
•Impairment and other charges (gains), net reflected pre-tax charges of $47 million and $66 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended March 31,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,380	$1,302	6%	6%
International Operated Markets	1,507	1,289	17	7
International Developmental Licensed Markets & Corporate	67	57	17	(15)
Total	$2,953	$2,648	12%	6%
Operating margin	45.3%	44.5%
•Operating income increased $305 million or 12% (6% in constant currencies). Results reflected pre-tax charges of $47 million and $66 million for the three months ended March 31, 2026 and 2025, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions
Quarters Ended March 31,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$2,953	$2,648	12%	6%
(Gains)/Charges	47	66
Non-GAAP operating income	$3,000	$2,714	11%	5%

Non-GAAP operating margin	46.0%	45.6%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section above for details of the charges in this table.

•Excluding the charges for the three months ended March 31, 2026 and 2025 shown in the table above, operating income increased 11% (5% in constant currencies). Results primarily reflected higher sales-driven Franchised margins across all segments.
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
The increase in non-GAAP operating margin was primarily due to higher other operating income.

Interest Expense
•Interest expense increased 6% (4% in constant currencies) primarily due to higher average debt balances and the impact of foreign currency translation.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended
	March 31,
	2026	2025
Interest income	$(7)	$(17)
Foreign currency and hedging activity	18	(18)
Other (income) expense, net	1	(23)
Total	$11	$(57)
•Interest income decreased due to lower average interest rates.

Income Taxes
•The effective income tax rate was 22.0% and 19.8% for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for the three months ended March 31, 2025 reflected income tax benefits related to restructuring initiatives.

Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $2.4 billion and exceeded capital expenditures by $1.7 billion. Cash provided by operations was relatively flat compared to the three months ended 2025, as changes in working capital offset improved operating results.
Cash used for investing activities totaled $777 million, a slight increase from the three months ended 2025, reflecting the Company's increased capital expenditures in the current year.
Cash used for financing activities totaled $1.2 billion, a decrease of $318 million compared to the three months ended 2025. The decrease was primarily due to lower bond repayments in the current year.

Outlook
Based on current conditions, the following is provided to assist in forecasting the Company's future results for 2026.
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
•The Company expects 2026 capital expenditures to be between $3.7 and $3.9 billion, with the majority directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open approximately 2,600 restaurants. The Company expects to open about 750 restaurants in the U.S. and International Operated Markets, and that developmental licensees and affiliates will contribute capital towards more than 1,800 restaurant openings in their respective markets. The Company expects approximately 2,100 net restaurant additions in 2026.
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
Consumer acceptance of our menu offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, health, environmental and other scientific studies and practices (such as changes to dietary guidelines or use of weight-loss medications), continuously evolve and may have contradictory implications, drive popular opinion, regulation, and alter consumer behavior in ways that affect the IEO segment or perceptions of our brand, generally or relative to available alternatives.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the disclosures made in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 regarding these matters.

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
There were no material changes to the disclosure made in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 regarding these matters.

Item 1A. Risk Factors
For a discussion of risk factors affecting the Company's business, refer to the “Risk Factors" section in Part I, Item 2 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information related to repurchases of common stock the Company made during the quarter ended March 31, 2026*:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1-31, 2026	448,138	$307.49	448,138	$12,845,853,397
February 1-28, 2026	210,077	318.30	210,077	12,778,986,489
March 1-31, 2026	594,253	317.77	594,253	12,590,152,896
Total	1,252,468	$314.18	1,252,468
*Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.
(1)On November 21, 2024, the Company's Board of Directors approved a share repurchase program, effective January 1, 2025 with no specified expiration date, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock.

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended March 31, 2026. These trading plans were adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Ian Borden / EVP – Global Chief Financial Officer	Rule 10b5-1 trading plan	February 19, 2026	March 7, 2027	27,028	Exercise and sale of stock options
Manu Steijart / EVP – President, International Operated Markets	Rule 10b5-1 trading plan	February 20, 2026	June 30, 2026	10,253	Exercise and sale of stock options
Desiree Ralls-Morrison / EVP – Global Chief Legal Officer	Rule 10b5-1 trading plan	February 26, 2026	December 31, 2026	19,655	Sale of shares, and exercise and sale of stock options
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	May 7, 2026	Ian F. Borden
Executive Vice President and Global Chief Financial Officer