Form 10-Q
period 2026-06-30
MCDONALDS CORP
filed 2026-08-07
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
707,641,531
(Number of shares of common stock
outstanding as of June 30, 2026)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and equivalents	$822	$774
Accounts and notes receivable	2,485	2,466
Inventories, at cost, not in excess of market	58	61
Prepaid expenses and other current assets	980	863
Total current assets	4,345	4,163
Other assets
Investments in affiliates	2,896	2,820
Goodwill	3,347	3,354
Miscellaneous	6,393	6,331
Total other assets	12,637	12,505
Lease right-of-use asset, net	14,459	14,606
Property and equipment
Property and equipment, at cost	49,943	49,290
Accumulated depreciation and amortization	(21,464)	(21,049)
Net property and equipment	28,479	28,241
Total assets	$59,920	$59,515
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$1,114	$1,149
Lease liability	690	694
Income taxes	327	250
Other taxes	261	247
Accrued interest	428	533
Accrued payroll and other liabilities	1,198	1,488
Total current liabilities	4,018	4,361
Long-term debt	39,863	39,973
Long-term lease liability	14,039	14,147
Long-term income taxes	176	139
Deferred revenues - initial franchise fees	946	945
Other long-term liabilities	677	704
Deferred income taxes	1,222	1,038
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,841	9,641
Retained earnings	71,987	70,282
Accumulated other comprehensive income (loss)	(2,340)	(2,414)
Common stock in treasury, at cost; 953.0 and 950.0 million shares	(80,527)	(79,316)
Total shareholders’ equity (deficit)	(1,023)	(1,791)
Total liabilities and shareholders’ equity (deficit)	$59,920	$59,515
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions, except per share data	2026	2025	2026	2025
Revenues
Revenues from franchised restaurants	$4,393	$4,213	$8,399	$7,874
Sales by Company-owned and operated restaurants	2,525	2,458	4,842	4,590
Other revenues	182	172	375	334
Total revenues	7,099	6,843	13,616	12,799
Operating costs and expenses
Franchised restaurants-occupancy expenses	680	654	1,356	1,274
Company-owned and operated restaurant expenses	2,138	2,078	4,170	3,937
Other restaurant expenses	163	149	329	289
Selling, general & administrative expenses
Depreciation and amortization	111	106	222	213
Other	706	595	1,354	1,170
Other operating (income) expense, net	(37)	29	(106)	36
Total operating costs and expenses	3,760	3,611	7,324	6,918
Operating income	3,338	3,232	6,292	5,880
Interest expense	409	390	809	766
Nonoperating (income) expense, net	(6)	(18)	5	(76)
Income before provision for income taxes	2,936	2,861	5,478	5,190
Provision for income taxes	574	608	1,133	1,069
Net income	$2,362	$2,253	$4,345	$4,121
Earnings per common share-basic	$3.33	$3.15	$6.12	$5.77
Earnings per common share-diluted	$3.32	$3.14	$6.10	$5.74
Dividends declared per common share	$1.86	$1.77	$3.72	$3.54
Weighted-average shares outstanding-basic	709.1	714.5	709.9	714.7
Weighted-average shares outstanding-diluted	711.1	717.6	712.3	717.9
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Net income	$2,362	$2,253	$4,345	$4,121
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	12	237	21	307
Reclassification of (gain) loss to net income	—	—	—	—
Foreign currency translation adjustments-net of tax benefit (expense) of $(40), $309, $(97) and $445	12	237	21	307
Cash flow hedges:
Gain (loss) recognized in AOCI	7	(106)	30	(158)
Reclassification of (gain) loss to net income	9	9	23	(6)
Cash flow hedges-net of tax benefit (expense) of $(5), $29, $(16) and $49	16	(97)	53	(164)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(1)	(13)	7	(19)
Reclassification of (gain) loss to net income	(3)	—	(7)	(1)
Defined benefit pension plans-net of tax benefit (expense) of $0, $0, $(1) and $0	(4)	(13)	—	(20)
Total other comprehensive income (loss), net of tax	24	127	74	123
Comprehensive income	$2,386	$2,380	$4,419	$4,244
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
Operating activities
Net income	$2,362	$2,253	$4,345	$4,121
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	565	544	1,131	1,064
Deferred income taxes	(58)	(41)	5	(84)
Share-based compensation	39	44	99	89
Other	(51)	(71)	(143)	(144)
Changes in working capital items	(50)	(731)	(215)	(620)
Cash provided by operations	2,807	1,998	5,222	4,426
Investing activities
Capital expenditures	(831)	(744)	(1,516)	(1,295)
Purchases of restaurant businesses	(74)	(56)	(153)	(131)
Sales of restaurant businesses	137	34	209	83
Sales of property	21	11	56	16
Other	(121)	(114)	(244)	(314)
Cash used for investing activities	(868)	(869)	(1,648)	(1,641)
Financing activities
Net short-term borrowings (repayments)	492	597	(299)	(195)
Long-term financing issuances	—	1,403	1,159	2,901
Long-term financing repayments	(580)	(700)	(581)	(1,393)
Treasury stock purchases	(856)	(505)	(1,251)	(982)
Common stock dividends	(1,317)	(1,265)	(2,640)	(2,530)
Proceeds from stock option exercises	14	41	142	188
Other	(140)	(126)	(142)	(87)
Cash used for financing activities	(2,387)	(555)	(3,612)	(2,098)
Effect of exchange rates on cash and cash equivalents	99	65	85	104
Cash and equivalents increase (decrease)	(348)	638	48	791
Cash and equivalents at beginning of period	1,170	1,238	774	1,085
Cash and equivalents at end of period	$822	$1,876	$822	$1,876
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the six months ended June 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2024	1,660.6	$17	$9,281	$66,834	$(393)	$119	$(2,279)	(945.4)	$(77,375)	$(3,797)
Net income				4,121						4,121
Other comprehensive income (loss), net of tax					(20)	(164)	307			123
Comprehensive income										4,244
Common stock cash dividends ($3.54 per share)				(2,530)						(2,530)
Treasury stock purchases								(3.2)	(953)	(953)
Share-based compensation			89							89
Stock option exercises and other			131					1.6	57	188
Balance at June 30, 2025	1,660.6	$17	$9,500	$68,424	$(413)	$(45)	$(1,972)	(947.0)	$(78,271)	$(2,760)

For the six months ended June 30, 2026
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2025	1,660.6	$17	$9,641	$70,282	$(432)	$13	$(1,995)	(950.0)	$(79,316)	$(1,791)
Net income				4,345						4,345
Other comprehensive income (loss), net of tax					—	53	21			74
Comprehensive income										4,419
Common stock cash dividends ($3.72 per share)				(2,640)						(2,640)
Treasury stock purchases								(4.2)	(1,252)	(1,252)
Share-based compensation			99							99
Stock option exercises and other			101					1.2	41	142
Balance at June 30, 2026	1,660.6	$17	$9,841	$71,987	$(432)	$66	$(1,974)	(953.0)	$(80,527)	$(1,023)
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended June 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2025	1,660.6	$17	$9,423	$67,436	$(400)	$52	$(2,209)	(945.6)	$(77,773)	$(3,454)
Net income				2,253						2,253
Other comprehensive income (loss), net of tax					(13)	(97)	237			127
Comprehensive income										2,380
Common stock cash dividends ($1.77 per share)				(1,265)						(1,265)
Treasury stock purchases								(1.7)	(506)	(506)
Share-based compensation			44							44
Stock option exercises and other			33					0.2	8	41
Balance at June 30, 2025	1,660.6	$17	$9,500	$68,424	$(413)	$(45)	$(1,972)	(947.0)	$(78,271)	$(2,760)

For the quarter ended June 30, 2026
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at March 31, 2026	1,660.6	$17	$9,792	$70,942	$(428)	$50	$(1,986)	(950.2)	$(79,673)	$(1,286)
Net income				2,362						2,362
Other comprehensive income (loss), net of tax					(4)	16	12			24
Comprehensive income										2,386
Common stock cash dividends ($1.86 per share)				(1,317)						(1,317)
Treasury stock purchases								(2.9)	(858)	(858)
Share-based compensation			39							39
Stock option exercises and other			10					0.1	4	14
Balance at June 30, 2026	1,660.6	$17	$9,841	$71,987	$(432)	$66	$(1,974)	(953.0)	$(80,527)	$(1,023)
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2025 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter and six months ended June 30, 2026 do not necessarily indicate the results that may be expected for the full year.
Certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at June 30,	2026	2025
Conventional franchised	22,722	22,171
Developmental licensed	9,833	9,373
Foreign affiliated	11,461	10,515
Total Franchised	44,016	42,059
Company-owned and operated	2,012	2,054
Total Systemwide restaurants	46,028	44,113
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying Condensed Consolidated Financial Statements.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 2.0 million shares and 3.1 million shares for the quarters ended June 30, 2026 and 2025, respectively, and 2.4 million shares and 3.2 million shares for the six months ended June 30, 2026 and 2025, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 3.6 million shares and 1.9 million shares for the quarters ended June 30, 2026 and 2025, respectively, and 3.2 million shares and 2.0 million shares for the six months ended June 30, 2026 and 2025, respectively.

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
The Company incurred $98 million and $109 million of restructuring charges related to Accelerating the Organization in the six months ended June 30, 2026 and 2025, respectively. These restructuring charges were recorded in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2026
Accrued Balance at Beginning of Year	$34	$4	$15	$53
Restructuring costs incurred	5	—	42	47
Cash payments	(3)	—	(41)	(44)
Other non-cash items	—	—	(1)	(1)
Accrued Balance at March 31, 2026	$36	$4	$15	$55
Restructuring costs incurred	—	—	51	51
Cash payments	(3)	(1)	(58)	(62)
Other non-cash items	—	—	—	—
Accrued Balance at June 30, 2026	$33	$3	$8	$44
Of the $98 million of restructuring charges incurred in the six months ended June 30, 2026, $97 million was recorded primarily at Corporate and $1 million was recorded in the International Operated Markets.
Substantially all of the accrued restructuring balance recorded at June 30, 2026, related to the Company's Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services ("GBS") organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027, with $795 million of total restructuring charges incurred since the initiative commenced in 2023. The Company currently expects to incur approximately $250 million of restructuring charges in 2026, primarily related to professional services costs.

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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	June 30, 2026			December 31, 2025
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,134	48%	N/A	$2,048
McDonald's Japan Holdings Co., Ltd	35%	$2,161	$658	35%	$1,915	$657
As of June 30, 2026, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.4 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the six months ended June 30, 2026 and 2025, respectively.

	Six Months Ended June 30,
In Millions	2026	2025
Revenue	$297	$280
Equity in earnings	$98	$94
Accounts receivable	$96	$166
Dividends received	$17	$15

Income Taxes
The effective income tax rate was 19.5% and 21.3% for the quarters ended 2026 and 2025, respectively, and 20.7% and 20.6% for the six months ended 2026 and 2025, respectively. The effective tax rate for the quarter ended June 30, 2026 reflected discrete income tax benefits related to restructuring initiatives.

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
At June 30, 2026, the fair value of the Company’s debt obligations was estimated at $38.3 billion, compared to a carrying amount of $39.9 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	June 30, 2026	December 31, 2025	Balance Sheet Classification	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$58	$3	Accrued payroll and other liabilities	$(14)	$(117)
Interest rate	Prepaid expenses and other current assets	—	—	Accrued payroll and other liabilities	(12)	—
Foreign currency	Miscellaneous other assets	37	24	Other long-term liabilities	(3)	(12)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	—	(16)
Total derivatives designated as hedging instruments		$95	$27		$(29)	$(145)
Derivatives not designated as hedging instruments
Equity	Miscellaneous other assets	66	104
Total derivatives not designated as hedging instruments		$66	$104		$—	$—
Total derivatives		$161	$131		$(29)	$(145)

The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the six months ended June 30, 2026 and 2025, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2026	2025	2026	2025	2026	2025
Foreign currency	Nonoperating income/expense	$39	$(192)	$(32)	$7
Interest rate	Interest expense	—	(13)	2	—
Cash flow hedges		$39	$(205)	$(30)	$7

Foreign currency denominated debt	Nonoperating income/expense	$381	$(1,660)
Foreign currency derivatives	Nonoperating income/expense	41	(273)
Foreign currency derivatives(1)	Interest expense					$22	$31
Net investment hedges		$422	$(1,933)			$22	$31

Foreign currency	Nonoperating income/expense					$(4)	$(6)
Equity	Selling, general & administrative expenses					(6)	5
Undesignated derivatives						$(10)	$(1)
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At June 30, 2026, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $488 million, which included a decrease of $12 million of cumulative hedging adjustments. For the six months ended June 30, 2026, the Company recognized a $4 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.
Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of June 30, 2026, the Company had derivatives outstanding with an equivalent notional amount of $2.4 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at June 30, 2026, the $66 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of June 30, 2026, $15.4 billion of the Company's third-party foreign currency denominated debt, and $1.3 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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

Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at June 30, 2026 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At June 30, 2026, the Company was required to post $56 million of collateral due to the negative fair value of certain derivative positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025

Rents	$2,760	$2,677	$5,264	$4,990
Royalties	1,613	1,517	3,096	2,847
Initial fees	20	18	39	37
Revenues from franchised restaurants	$4,393	$4,213	$8,399	$7,874

Segment Information
The Company operates under the following global organizational structure, which reflects how management reviews and evaluates operating performance:
•U.S. segment - the Company's largest market. The segment is 95% franchised as of June 30, 2026.
•International Operated Markets segment - comprised of markets, or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 90% franchised as of June 30, 2026.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan, as well as Corporate activities. The International Developmental Licensed Markets are 99% franchised as of June 30, 2026.
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

	Quarters Ended		Six Months Ended
	June 30,		June 30,
In millions	2026	2025	2026	2025
U.S.	$2,827	$2,781	$5,409	$5,276
International Operated Markets	3,603	3,462	6,928	6,377
International Developmental Licensed Markets & Corporate	669	600	1,279	1,145
Total Revenues	$7,099	$6,843	$13,616	$12,799
U.S.	$320	$325	$643	$643
International Operated Markets	359	328	712	630
International Developmental Licensed Markets & Corporate	—	—	—	1
Total Franchised restaurants-occupancy expenses	$680	$654	$1,356	$1,274
U.S.	$693	$694	$1,362	$1,339
International Operated Markets	1,322	1,286	2,577	2,409
International Developmental Licensed Markets & Corporate	123	97	230	189
Total Company-operated restaurant expenses	$2,138	$2,078	$4,170	$3,937
U.S.	$147	$149	$287	$292
International Operated Markets	190	174	378	335
International Developmental Licensed Markets & Corporate	479	377	911	755
Total Selling, general, & administrative expenses	$817	$700	$1,576	$1,383
U.S.	$93	$85	$164	$172
International Operated Markets	8	38	31	80
International Developmental Licensed Markets & Corporate	25	55	28	74
Total Other segment items*	$126	$178	$223	$325
U.S.	$1,573	$1,527	$2,953	$2,829
International Operated Markets	1,723	1,635	3,230	2,924
International Developmental Licensed Markets & Corporate	42	70	109	127
Total Operating income	$3,338	$3,232	$6,292	$5,880
U.S.	$357	$318	$631	$543
International Operated Markets	466	418	868	739
International Developmental Licensed Markets & Corporate	8	9	17	13
Total Capital expenditures	$831	$744	$1,516	$1,295
U.S.	$246	$252	$497	$493
International Operated Markets	217	196	430	378
International Developmental Licensed Markets & Corporate	103	95	205	193
Total Depreciation & amortization**	$565	$544	$1,131	$1,064

In millions	June 30, 2026	December 31, 2025
U.S.	$23,189	$23,008
International Operated Markets	27,739	27,487
International Developmental Licensed Markets & Corporate	8,992	9,020
Total Assets	$59,920	$59,515
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
Overview
The Company franchises and owns and operates McDonald's restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 46,028 McDonald's restaurants at June 30, 2026, approximately 95% were franchised.
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
Directly operating McDonald's restaurants contributes significantly to the Company's ability to act as a credible franchisor. One of the strengths of the franchising model is that the expertise from Company-owned and operated restaurants allows McDonald's to improve the operations and success of all restaurants, and allows innovations from franchisees to be tested and, when viable, efficiently implemented across relevant restaurants. Having Company-owned and operated restaurants provides Company personnel with a venue for restaurant operations training experience. In addition, in our Company-owned and operated restaurants, and in collaboration with franchisees, the Company is able to further develop and refine operating standards, marketing concepts and product and pricing strategies.
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

Strategic Direction
Introduced in 2020 and refreshed in 2023, the Company’s Accelerating the Arches strategy has been built on three growth pillars: Maximize our Marketing, Commit to the Core and Double Down on the 4D’s (Digital, Delivery, Drive Thru and Restaurant Development). Through these growth pillars, the Company has invested in culturally relevant marketing, focused on its iconic products, expanded its digital ecosystem and delivery capabilities, enhanced its drive thru advantage and accelerated restaurant development.
Building on the foundation established by Accelerating the Arches, in June 2026, the Company introduced McDonald’s > NEXT (the “NEXT Strategy”), its strategy to unlock the next era of growth and productivity. McDonald's > NEXT is how the Company will meet customers’ expectations for great value, great tasting food, great hospitality, convenience and affordability by elevating taste and quality, co-creating with our fans, unlocking better customer and restaurant experiences, and redefining hospitality.
Purpose, Mission and Values
As was true with the Accelerating the Arches strategy, at the heart of the NEXT Strategy are the Company’s purpose, mission and values which underpin our success.
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
1.Serve - We put our guests and people first;
2.Inclusion - We open our doors to everyone;
3.Integrity - We do the right thing;
4.Community - We are good neighbors; and
5.Family - We get better together.
The Company believes that its people, all around the world, set it apart and bring these values to life daily.
The NEXT Strategy continues to reflect and advance the Company’s purpose, mission and values, and is comprised of four key pillars designed around one simple ambition: to be more customers’ first choice.
Growth Pillars
•Menu > NEXT is focused on elevating taste and quality across its menu while continuing to strengthen the Company’s position in its core categories: beef, chicken and beverages. Through menu innovation and operational excellence, the Company aims to deliver food that customers crave and create experiences that drive guest count growth.
•Consumer > NEXT is focused on creating more personal, relevant and engaging experiences that strengthen customers’ connection to the McDonald’s brand and encourage more visits. The Company aims to deepen customer relationships by combining the power of its brand, the influence of its fandom, the breadth of its customer insights and the scale of its digital capabilities to drive demand.
•Restaurant > NEXT is intended to improve restaurant efficiency with AI-enabled operating systems that reduce complexity and enable restaurant teams to serve customers great tasting food more effectively. The Company is focused on improving customer and restaurant experiences through technology, operational simplification, and holistic restaurant design that will improve operations, increase capacity and enhance the experience for crew and customers.
•People > NEXT makes excellence in execution for taste, quality, and hospitality the standard that restaurants are taught, measured on and coached to deliver. This includes equipping restaurant teams with improved tools, support and smarter ways of working to deliver exceptional hospitality, better serve customers, and strengthen the overall restaurant performance and resulting guest experience.
The NEXT Strategy is aligned with the Company’s capital allocation philosophy of (i) investing in opportunities to grow the business and drive strong returns, including capital expenditures and investments in technology and other capabilities, (ii) prioritizing its dividend, and (iii) repurchasing shares with remaining free cash flow over time.
The Company believes the size, scale, agility and the power of the McDonald’s brand positions it well to execute on the NEXT Strategy and create long-term value for customers, franchisees and shareholders.

Second Quarter and Six Months 2026 Financial Performance
Global comparable sales increased 1.3% for the quarter and 2.5% for the six months.
•U.S. comparable sales increased 0.8% for the quarter and 2.3% for the six months. Comparable sales results for both periods were primarily driven by positive check growth, including favorable product mix, partly offset by negative comparable guest counts.
•International Operated Markets comparable sales increased 1.5% for the quarter and 2.6% for the six months. Most markets reflected positive comparable sales for both periods, led by Germany, Australia and the U.K., partly offset by France.
•International Developmental Licensed Markets comparable sales increased 1.9% for the quarter and 2.6% for the six months. Positive comparable sales for both periods were led by Japan, with all geographic regions reflecting positive comparable sales. Comparable sales results for both periods were partly offset by negative comparable sales in China.
In addition to the comparable sales results, the Company had the following financial results for the quarter and six months:
•Consolidated revenues increased 4% (2% in constant currencies) for the quarter and 6% (3% in constant currencies) for the six months.
•Systemwide sales increased 5% (4% in constant currencies) for the quarter and 8% (5% in constant currencies) for the six months.
•Consolidated operating income increased 3% (2% in constant currencies) for the quarter and 7% (4% in constant currencies) for the six months. Excluding current and prior year charges detailed in the Operating Income and Operating Margin section on page 29 of this report, consolidated operating income increased 4% (2% in constant currencies) for the quarter and 7% (3% in constant currencies) for the six months.
•Diluted earnings per share was $3.32 for the quarter, an increase of 6% (5% in constant currencies) and $6.10 for the six months, an increase of 6% (3% in constant currencies). Excluding current and prior year charges detailed in the Net Income and Diluted Earnings Per Share section on page 23 of this report, diluted earnings per share for the quarter was $3.38, an increase of 6% (5% in constant currencies) and $6.21, an increase of 6% (3% in constant currencies) for the six months.
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
•Comparable sales and comparable guest counts are compared to the same period in the prior year and represent sales and transactions, respectively, at all restaurants, whether owned and operated by the Company or by franchisees, in operation at least thirteen months, including those temporarily closed. Some of the reasons restaurants may be temporarily closed include reimaging or remodeling, rebuilding, road construction, natural disasters, pandemics and acts of war, terrorism or other hostilities. Comparable sales exclude the impact of currency translation and the sales of any market considered hyperinflationary (generally identified as those markets whose cumulative inflation rate over a three-year period exceeds 100%), which management believes more accurately reflects the underlying business trends. Comparable sales are driven by changes in guest counts and average check, the latter of which is affected by changes in pricing and product mix.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended June 30,	2026	2025	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$4,393	$4,213	4%
Sales by Company-owned and operated restaurants	2,525	2,458	3
Other revenues	182	172	6
Total revenues	7,099	6,843	4
Operating costs and expenses
Franchised restaurants-occupancy expenses	680	654	4
Company-owned and operated restaurant expenses	2,138	2,078	3
Other restaurant expenses	163	149	9
Selling, general & administrative expenses
Depreciation and amortization	111	106	5
Other	706	595	19
Other operating (income) expense, net	(37)	29	n/m
Total operating costs and expenses	3,760	3,611	4
Operating income	3,338	3,232	3
Interest expense	409	390	5
Nonoperating (income) expense, net	(6)	(18)	(66)
Income before provision for income taxes	2,936	2,861	3
Provision for income taxes	574	608	(6)
Net income	$2,362	$2,253	5%
Earnings per common share-basic	$3.33	$3.15	6%
Earnings per common share-diluted	$3.32	$3.14	6%

Six Months Ended June 30,	2026	2025	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$8,399	$7,874	7%
Sales by Company-owned and operated restaurants	4,842	4,590	5
Other revenues	375	334	12
Total revenues	13,616	12,799	6
Operating costs and expenses
Franchised restaurants-occupancy expenses	1,356	1,274	6
Company-owned and operated restaurant expenses	4,170	3,937	6
Other restaurant expenses	329	289	14
Selling, general & administrative expenses
Depreciation and amortization	222	213	4
Other	1,354	1,170	16
Other operating (income) expense, net	(106)	36	n/m
Total operating costs and expenses	7,324	6,918	6
Operating income	6,292	5,880	7
Interest expense	809	766	6
Nonoperating (income) expense, net	5	(76)	n/m
Income before provision for income taxes	5,478	5,190	6
Provision for income taxes	1,133	1,069	6
Net income	$4,345	$4,121	5%
Earnings per common share-basic	$6.12	$5.77	6%
Earnings per common share-diluted	$6.10	$5.74	6%
n/m Not meaningful

Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the quarter and six months ended June 30, 2026 primarily reflected the strengthening of most major currencies against the U.S. Dollar, primarily driven by the Euro and the Australian Dollar.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended June 30,	2026	2025	2026
Revenues	$7,099	$6,843	$116
Franchised margins	3,713	3,559	50
Company-owned and operated margins	387	380	8
Selling, general & administrative expenses	817	700	(6)
Operating income	3,338	3,232	50
Net income	2,362	2,253	23
Earnings per share-diluted	$3.32	$3.14	$0.03

			Currency Translation Benefit/ (Cost)
Six Months Ended June 30,	2026	2025	2026
Revenues	$13,616	$12,799	$429
Franchised margins	7,044	6,600	198
Company-owned and operated margins	672	653	26
Selling, general & administrative expenses	1,576	1,383	(22)
Operating income	6,292	5,880	202
Net income	4,345	4,121	121
Earnings per share-diluted	$6.10	$5.74	$0.17

Net Income and Diluted Earnings per Share
For the quarter, net income increased 5% (4% in constant currencies) to $2,362 million, and diluted earnings per share increased 6% (5% in constant currencies) to $3.32. Foreign currency translation had a positive impact of $0.03 on diluted earnings per share.
For the six months, net income increased 5% (3% in constant currencies) to $4,345 million, and diluted earnings per share increased 6% (3% in constant currencies) to $6.10. Foreign currency translation had a positive impact of $0.17 on diluted earnings per share.
Results for 2026 included the following:
•Net pre-tax charges of $52 million, or $0.06 per share, for the quarter and $99 million, or $0.11 per share, for the six months, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
Results for 2025 included the following:
•Pre-tax charges of $43 million, or $0.05 per share, for the quarter and $109 million, or $0.12 per share, for the six months, primarily related to restructuring charges associated with Accelerating the Organization
Excluding the above items, results for the quarter and six months ended June 30, 2026 were primarily driven by higher sales-driven Franchised margins and higher Other operating income, partly offset by higher Selling, general and administrative expenses.
During the quarter, the Company paid a dividend of $1.86 per share, or $1.3 billion, resulting in total dividends paid for the six months of $2.6 billion. Additionally, during the quarter, the Company repurchased 3.0 million shares of stock for $858 million, resulting in total purchases for the six months of 4.2 million shares, or $1.3 billion.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended June 30,
	Net Income				Earnings per share - diluted
	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,362	$2,253	5%	4%	$3.32	$3.14	6%	5%
(Gains)/Charges, net of tax	40	34			0.06	0.05
Non-GAAP	$2,402	$2,286	5%	4%	$3.38	$3.19	6%	5%

	Six Months Ended June 30,
	Net Income				Earnings per share - diluted
	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$4,345	$4,121	5%	3%	$6.10	$5.74	6%	3%
(Gains)/Charges, net of tax	76	84			0.11	0.12
Non-GAAP	$4,421	$4,206	5%	2%	$6.21	$5.86	6%	3%

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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at June 30, 2026. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended June 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$1,942	$1,901	2%	2%
International Operated Markets	1,936	1,839	5	3
International Developmental Licensed Markets & Corporate	515	473	9	7
Total	$4,393	$4,213	4%	3%
Company-owned and operated sales
U.S.	$784	$791	(1)%	(1)%
International Operated Markets	1,607	1,564	3	1
International Developmental Licensed Markets & Corporate	133	103	30	7
Total	$2,525	$2,458	3%	—%
Total Franchised revenues and Company-owned and operated sales
U.S.	$2,726	$2,692	1%	1%
International Operated Markets	3,543	3,404	4	2
International Developmental Licensed Markets & Corporate	648	576	13	7
Total	$6,917	$6,671	4%	2%

Total Other revenues	$182	$172	6%	5%

Total Revenues	$7,099	$6,843	4%	2%

Six Months Ended June 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$3,691	$3,579	3%	3%
International Operated Markets	3,717	3,393	10	3
International Developmental Licensed Markets & Corporate	990	902	10	7
Total	$8,399	$7,874	7%	4%
Company-owned and operated sales
U.S.	$1,513	$1,515	—%	—%
International Operated Markets	3,084	2,873	7	2
International Developmental Licensed Markets & Corporate	244	202	21	2%
Total	$4,842	$4,590	5%	1%
Total Franchised revenues and Company-owned and operated sales
U.S.	$5,204	$5,095	2%	2%
International Operated Markets	6,802	6,266	9	3
International Developmental Licensed Markets & Corporate	1,235	1,104	12	6
Total	$13,241	$12,464	6%	3%

Total Other revenues	$375	$334	12%	11%

Total Revenues	$13,616	$12,799	6%	3%

•Total Franchised revenues and Company-owned and operated sales increased 4% (2% in constant currencies) for the quarter and increased 6% (3% in constant currencies) for the six months. Both periods benefited from positive franchised sales performance across all segments. The International Operated Markets and the International Developmental Licensed Markets also benefited from the positive impact of foreign currency translation and positive Company-owned and operated sales performance for both periods.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and six months ended June 30, 2026 and 2025:

	Increase/(Decrease)
	Quarters Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	0.8%	2.5%	2.3%	(0.5)%
International Operated Markets	1.5	4.0	2.6	1.6
International Developmental Licensed Markets	1.9	5.6	2.6	4.5
Total Company	1.3%	3.8%	2.5%	1.4%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and six months ended June 30, 2026:

SYSTEMWIDE SALES*
	Quarter Ended June 30, 2026		Six Months Ended June 30, 2026
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	2%	2%	3%	3%
International Operated Markets	6	4	11	5
International Developmental Licensed Markets	8	7	10	7
Total Company	5%	4%	8%	5%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases) for the quarters and six months ended June 30, 2026 and 2025:

FRANCHISED SALES
Dollars in millions
Quarters Ended June 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$13,523	$13,231	2%	2%
International Operated Markets	11,456	10,712	7	4
International Developmental Licensed Markets	9,473	8,817	7	7
Total	$34,451	$32,760	5%	4%

Ownership type
Conventional franchised	$24,792	$23,780	4%	3%
Developmental licensed	6,185	5,656	9	7
Foreign affiliated	3,475	3,323	5	6
Total	$34,451	$32,760	5%	4%

Six Months Ended June 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$25,911	$25,003	4%	4%
International Operated Markets	21,954	19,696	11	5
International Developmental Licensed Markets	18,503	16,865	10	7
Total	$66,368	$61,564	8%	5%

Ownership type
Conventional franchised	$47,528	$44,412	7%	4%
Developmental licensed	11,884	10,601	12	8
Foreign affiliated	6,956	6,550	6	6
Total	$66,368	$61,564	8%	5%

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

RESTAURANT MARGINS
Dollars in millions
			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended June 30,	2026	2025
Franchised
U.S.	$1,621	$1,576	3%	3%
International Operated Markets	1,577	1,511	4	2
International Developmental Licensed Markets & Corporate	515	473	9	7
Total	$3,713	$3,559	4%	3%
Company-owned and operated
U.S.	$91	$97	(6)%	(6)%
International Operated Markets	285	278	3	—
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$387	$380	2%	—%
Total restaurant margins
U.S.	$1,713	$1,672	2%	2%
International Operated Markets	1,862	1,789	4	1
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$4,099	$3,939	4%	3%

			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Six Months Ended June 30,	2026	2025
Franchised
U.S.	$3,048	$2,936	4%	4%
International Operated Markets	3,005	2,763	9	3
International Developmental Licensed Markets & Corporate	990	901	10	7
Total	$7,044	$6,600	7%	4%
Company-owned and operated
U.S.	$151	$176	(14)%	(14)%
International Operated Markets	508	465	9	4
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$672	$653	3%	(1)%
Total restaurant margins
U.S.	$3,199	$3,112	3%	3%
International Operated Markets	3,513	3,228	9	3
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$7,716	$7,254	6%	3%
n/m Not meaningful
•Franchised margins for both periods reflected sales-driven growth across all segments and the positive impact of foreign currency translation in the International Operated Markets and the International Developmental Licensed Markets. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-owned and operated margins for both periods in the U.S. primarily reflected the impact of ongoing inflationary cost pressures. The International Operated Markets primarily reflected sales-driven growth and the positive impact of foreign currency translation, partly offset by the impact of ongoing inflationary cost pressures for both periods.

•Total restaurant margins included depreciation and amortization expense of $454 million and $425 million for the quarters ended 2026 and 2025, respectively, and $909 million and $839 million for the six months ended 2026 and 2025, respectively.
Selling, General & Administrative Expenses
•Selling, general and administrative expenses increased $117 million, or 17% (16% in constant currencies) for the quarter and $193 million, or 14% (12% in constant currencies) for the six months. Results for both periods primarily reflected higher employee costs, including incentive-based compensation, and costs related to the 2026 Worldwide Owner/Operator convention.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.2% and 2.1% for the six months ended June 30, 2026 and 2025, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Gains on sales of restaurant businesses	$(40)	$(7)	$(70)	$(15)
Equity in earnings of unconsolidated affiliates	(60)	(54)	(122)	(117)
Asset dispositions and other (income) expense, net	10	48	(13)	59
Impairment and other charges (gains), net	52	43	99	109
Total	$(37)	$29	$(106)	$36
•The increase in gains on sales of restaurant businesses for both periods reflected more sales of restaurants in the International Operated Markets.
•The change in asset dispositions and other (income) expense, net for both periods primarily reflected higher gains on sale of excess properties and lower bad debt expense, partly offset by higher litigation settlements.
•Impairment and other charges (gains), net reflected net pre-tax charges of $52 million and $43 million for the quarters ended 2026 and 2025, respectively, and $99 million and $109 million for the six months ended 2026 and 2025, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended June 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,573	$1,527	3%	3%
International Operated Markets	1,723	1,635	5	3
International Developmental Licensed Markets & Corporate	42	70	(40)	(48)
Total	$3,338	$3,232	3%	2%

Six Months Ended June 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$2,953	$2,829	4%	4%
International Operated Markets	3,230	2,924	10	4
International Developmental Licensed Markets & Corporate	109	127	(14)	(33)
Total	$6,292	$5,880	7%	4%

Operating margin	46.2%	45.9%

•Operating income increased $106 million, or 3% (2% in constant currencies), for the quarter and $411 million, or 7% (4% in constant currencies), for the six months. Results reflected net pre-tax charges of $52 million and $43 million for the quarters ended 2026 and 2025, respectively, and $99 million and $109 million for the six months ended 2026 and 2025, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended June 30,				Six Months Ended June 30,
	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$3,338	$3,232	3%	2%	$6,292	$5,880	7%	4%
(Gains)/Charges	52	43			99	109
Non-GAAP operating income	$3,391	$3,275	4%	2%	$6,391	$5,989	7%	3%

Non-GAAP operating margin					46.9%	46.8%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 28 for details of the charges in this table.
•Excluding the current and prior year charges shown in the table above, operating income increased 4% (2% in constant currencies) for the quarter and 7% (3% in constant currencies) for the six months. Results for both periods primarily reflected higher sales-driven Franchised margins and higher other operating income across all segments, partly offset by higher Selling, general, and administrative expenses in the International Developmental Licensed Markets & Corporate.
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
The increase in non-GAAP operating margin was primarily due to higher other operating income, partly offset by higher Selling, general and administrative expenses.

Interest Expense
•Interest expense increased 5% (4% in constant currencies) for the quarter and 6% (4% in constant currencies) for the six months. Results for both periods primarily reflected higher average interest rates and the impact of foreign currency translation.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income	$(11)	$(20)	$(19)	$(37)
Foreign currency and hedging activity	15	10	33	(8)
Other (income) expense, net	(10)	(8)	(9)	(31)
Total	$(6)	$(18)	$5	$(76)
•Interest income for both periods decreased due to lower average cash balances and lower average interest rates.
Income Taxes
•The effective income tax rate was 19.5% and 21.3% for the quarters ended 2026 and 2025, respectively, and 20.7% and 20.6% for the six months ended 2026 and 2025, respectively. The effective tax rate for the quarter ended June 30, 2026 reflected discrete income tax benefits related to restructuring initiatives.
Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $5.2 billion and exceeded capital expenditures by $3.7 billion for the six months ended June 30, 2026. Cash provided by operations increased compared to the six months ended June 30, 2025, primarily due to favorable working capital changes and improved operating results.
Cash used for investing activities totaled $1.6 billion for the six months ended June 30, 2026, and was flat compared to the six months ended June 30, 2025.
Cash used for financing activities totaled $3.6 billion for the six months ended 2026, an increase of $1.5 billion compared to the six months ended June 30, 2025. The increase was primarily due to lower bond issuances in the current year.

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
•The Company expects 2026 capital expenditures to be between $3.7 and $3.9 billion, with the majority directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open approximately 2,600 restaurants in 2026, with about 750 restaurants opening in the U.S. and International Operated Markets, and developmental licensees and affiliates contributing capital towards more than 1,800 restaurant openings in their respective markets. The Company expects approximately 2,100 net restaurant additions in 2026, targeting 50,000 global units in 2028.
•The Company expects to achieve a free cash flow conversion rate for 2026 in the low-to-mid 80% range.

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
To drive Systemwide sales, operating income and free cash flow growth, our business strategies – including the components of our Accelerating the Arches and McDonald's > NEXT growth strategies – must be effective in maintaining and strengthening customer appeal and capturing additional market share. Whether these strategies are successful depends mainly on our System’s continued ability to:
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

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2026	838,950	$304.62	838,950	$12,334,592,801
May 1-31, 2026	1,299,967	283.71	1,299,967	11,965,784,271
June 1-30, 2026	835,000	280.21	835,000	11,731,806,872
Total	2,973,917	$288.62	2,973,917
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

Item 5. Other Information
Rule 10b5-1 Trading Plans
No officer (as defined in Rule 16a-1(f) under the Exchange Act) or director adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2026.

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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	August 7, 2026	Ian F. Borden
Executive Vice President and Global Chief Financial Officer