Form 10-Q
period 2026-09-30
MCDONALDS CORP
filed 2026-11-06
CIK 63908

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
705,784,744
(Number of shares of common stock
outstanding as of September 30, 2026)

McDONALD’S CORPORATION
___________________________
INDEX
_______

All trademarks used herein are the property of their respective owners and are used with permission.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEET

	(unaudited)
In millions, except per share data	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and equivalents	$1,193	$774
Accounts and notes receivable	2,483	2,466
Inventories, at cost, not in excess of market	59	61
Prepaid expenses and other current assets	988	863
Total current assets	4,723	4,163
Other assets
Investments in affiliates	2,985	2,820
Goodwill	3,348	3,354
Miscellaneous	6,356	6,331
Total other assets	12,689	12,505
Lease right-of-use asset, net	14,442	14,606
Property and equipment
Property and equipment, at cost	50,457	49,290
Accumulated depreciation and amortization	(21,654)	(21,049)
Net property and equipment	28,803	28,241
Total assets	$60,657	$59,515
Liabilities and shareholders’ equity (deficit)
Current liabilities
Accounts payable	$1,084	$1,149
Lease liability	686	694
Income taxes	47	250
Other taxes	260	247
Accrued interest	452	533
Accrued payroll and other liabilities	1,298	1,488
Total current liabilities	3,828	4,361
Long-term debt	39,820	39,973
Long-term lease liability	14,029	14,147
Long-term income taxes	350	139
Deferred revenues - initial franchise fees	953	945
Other long-term liabilities	666	704
Deferred income taxes	1,353	1,038
Shareholders’ equity (deficit)
Preferred stock, no par value; authorized – 165.0 million shares; issued – none	—	—
Common stock, $0.01 par value; authorized – 3.5 billion shares; issued – 1,660.6 million shares	17	17
Additional paid-in capital	9,897	9,641
Retained earnings	73,159	70,282
Accumulated other comprehensive income (loss)	(2,373)	(2,414)
Common stock in treasury, at cost; 954.9 and 950.0 million shares	(81,043)	(79,316)
Total shareholders’ equity (deficit)	(343)	(1,791)
Total liabilities and shareholders’ equity (deficit)	$60,657	$59,515
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions, except per share data	2026	2025	2026	2025
Revenues
Revenues from franchised restaurants	$4,487	$4,363	$12,887	$12,238
Sales by Company-owned and operated restaurants	2,480	2,563	7,322	7,154
Other revenues	189	151	565	485
Total revenues	7,157	7,078	20,773	19,876
Operating costs and expenses
Franchised restaurants-occupancy expenses	687	666	2,042	1,940
Company-owned and operated restaurant expenses	2,088	2,172	6,258	6,109
Other restaurant expenses	167	135	496	424
Selling, general & administrative expenses
Depreciation and amortization	118	121	340	333
Other	641	664	1,995	1,834
Other operating (income) expense, net	(139)	(37)	(245)	(1)
Total operating costs and expenses	3,561	3,721	10,885	10,639
Operating income	3,595	3,357	9,887	9,237
Interest expense	408	406	1,217	1,172
Nonoperating (income) expense, net	(1)	1	4	(75)
Income before provision for income taxes	3,188	2,949	8,666	8,140
Provision for income taxes	702	671	1,835	1,740
Net income	$2,486	$2,278	$6,831	$6,399
Earnings per common share-basic	$3.52	$3.20	$9.64	$8.96
Earnings per common share-diluted	$3.51	$3.18	$9.61	$8.92
Dividends declared per common share	$1.86	$1.77	$5.58	$5.31
Weighted-average shares outstanding-basic	706.6	712.9	708.8	714.1
Weighted-average shares outstanding-diluted	708.3	715.9	711.0	717.2
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Net income	$2,486	$2,278	$6,831	$6,399
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments:
Gain (loss) recognized in accumulated other comprehensive income ("AOCI"), including net investment hedges	(31)	(28)	(10)	279
Reclassification of (gain) loss to net income	—	(5)	—	(5)
Foreign currency translation adjustments-net of tax benefit (expense) of $(22), $(34), $(118) and $411	(31)	(33)	(10)	274
Cash flow hedges:
Gain (loss) recognized in AOCI	5	23	35	(135)
Reclassification of (gain) loss to net income	—	24	23	18
Cash flow hedges-net of tax benefit (expense) of $(2), $(14), $(17) and $35	5	47	58	(117)
Defined benefit pension plans:
Gain (loss) recognized in AOCI	(3)	2	4	(17)
Reclassification of (gain) loss to net income	(4)	—	(11)	(1)
Defined benefit pension plans-net of tax benefit (expense) of $0, $0, $(1) and $(1)	(7)	2	(7)	(18)
Total other comprehensive income (loss), net of tax	(33)	16	41	139
Comprehensive income	$2,453	$2,294	$6,872	$6,538
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
Operating activities
Net income	$2,486	$2,278	$6,831	$6,399
Adjustments to reconcile to cash provided by operations
Charges and credits:
Depreciation and amortization	567	559	1,698	1,623
Deferred income taxes	120	35	125	(49)
Share-based compensation	46	39	145	128
Other	(261)	(53)	(404)	(197)
Changes in working capital items	74	570	(141)	(50)
Cash provided by operations	3,031	3,428	8,254	7,854
Investing activities
Capital expenditures	(884)	(1,011)	(2,401)	(2,306)
Purchases of restaurant businesses	(65)	(109)	(218)	(240)
Sales of restaurant businesses	204	102	414	185
Sales of property	49	22	105	38
Other	(139)	(116)	(383)	(430)
Cash used for investing activities	(835)	(1,112)	(2,484)	(2,753)
Financing activities
Net short-term borrowings (repayments)	200	(599)	(99)	(794)
Long-term financing issuances	—	1,833	1,159	4,734
Long-term financing repayments	(145)	(1,251)	(726)	(2,644)
Treasury stock purchases	(519)	(501)	(1,770)	(1,483)
Common stock dividends	(1,314)	(1,262)	(3,954)	(3,792)
Proceeds from stock option exercises	13	29	155	216
Other	(32)	(35)	(174)	(121)
Cash used for financing activities	(1,797)	(1,786)	(5,409)	(3,884)
Effect of exchange rates on cash and cash equivalents	(28)	6	58	110
Cash and equivalents increase (decrease)	371	537	419	1,328
Cash and equivalents at beginning of period	822	1,876	774	1,085
Cash and equivalents at end of period	$1,193	$2,413	$1,193	$2,413
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the nine months ended September 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2024	1,660.6	$17	$9,281	$66,834	$(393)	$119	$(2,279)	(945.4)	$(77,375)	$(3,797)
Net income				6,399						6,399
Other comprehensive income (loss), net of tax					(18)	(117)	274			139
Comprehensive income										6,538
Common stock cash dividends ($5.31 per share)				(3,792)						(3,792)
Treasury stock purchases								(4.9)	(1,456)	(1,456)
Share-based compensation			128							128
Stock option exercises and other			151					1.8	65	216
Balance at September 30, 2025	$1,660.6	$17	$9,560	$69,440	$(411)	$2	$(2,005)	(948.5)	$(78,766)	$(2,163)

For the nine months ended September 30, 2026
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at December 31, 2025	1,660.6	$17	$9,641	$70,282	$(432)	$13	$(1,995)	(950.0)	$(79,316)	$(1,791)
Net income				6,831						6,831
Other comprehensive income (loss), net of tax					(7)	58	(10)			41
Comprehensive income										6,872
Common stock cash dividends ($5.58 per share)				$(3,954)						(3,954)
Treasury stock purchases								(6.2)	(1,770)	(1,770)
Share-based compensation			145							145
Stock option exercises and other			111					1.2	44	155
Balance at September 30, 2026	1,660.6	$17	$9,897	$73,159	$(439)	$71	$(2,005)	(954.9)	$(81,043)	$(343)
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
For the quarter ended September 30, 2025
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2025	1,660.6	$17	$9,500	$68,424	$(413)	$(45)	$(1,972)	(947.0)	$(78,271)	$(2,760)
Net income				2,278						2,278
Other comprehensive income (loss), net of tax					2	47	(33)			16
Comprehensive income										2,294
Common stock cash dividends ($1.77 per share)				(1,262)						(1,262)
Treasury stock purchases								(1.7)	(503)	(503)
Share-based compensation			39							39
Stock option exercises and other			21					0.2	8	29
Balance at September 30, 2025	1,660.6	$17	$9,560	$69,440	$(411)	$2	$(2,005)	(948.5)	$(78,766)	$(2,163)

For the quarter ended September 30, 2026
	Common stock issued				Accumulated other comprehensive income (loss)			Common stock in treasury		Total shareholders’ equity (deficit)
			Additional paid-in capital	Retained earnings	Pensions	Cash flow hedges	Foreign currency translation
In millions, except per share data	Shares	Amount						Shares	Amount
Balance at June 30, 2026	1,660.6	$17	$9,841	$71,987	$(432)	$66	$(1,974)	(953.0)	$(80,527)	$(1,023)
Net income				2,486						2,486
Other comprehensive income (loss), net of tax					(7)	5	(31)			(33)
Comprehensive income										2,453
Common stock cash dividends ($1.86 per share)				(1,314)						(1,314)
Treasury stock purchases								(1.9)	(519)	(519)
Share-based compensation			46							46
Stock option exercises and other			10					—	3	13
Balance at September 30, 2026	1,660.6	$17	$9,897	$73,159	$(439)	$71	$(2,005)	(954.9)	$(81,043)	$(343)
See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
McDonald’s Corporation, the registrant, together with its subsidiaries, is referred to herein as the "Company." The Company, its franchisees and suppliers, are referred to herein as the "System."

Basis of Presentation
The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements contained in the Company’s December 31, 2025 Annual Report on Form 10-K. In the opinion of management, all normal recurring adjustments necessary for a fair presentation have been included. The results for the quarter and nine months ended September 30, 2026 do not necessarily indicate the results that may be expected for the full year.
Certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Restaurant Information
The following table presents restaurant information by ownership type:

Restaurants at September 30,	2026	2025
Conventional franchised	22,930	22,280
Developmental licensed	9,952	9,459
Foreign affiliated	11,748	10,807
Total Franchised	44,630	42,546
Company-owned and operated	1,924	2,053
Total Systemwide restaurants	46,554	44,599
The results of operations of restaurant businesses purchased and sold in transactions with franchisees were not material either individually or in the aggregate to the accompanying Condensed Consolidated Financial Statements.

Per Common Share Information
Diluted earnings per common share is calculated as net income divided by diluted weighted-average shares. Diluted weighted-average shares include weighted-average shares outstanding plus the dilutive effect of share-based compensation, calculated using the treasury stock method, of 1.7 million shares and 3.0 million shares for the quarters ended September 30, 2026 and 2025, respectively, and 2.2 million shares and 3.1 million shares for the nine months ended September 30, 2026 and 2025, respectively. Share-based compensation awards that would have been antidilutive, and therefore were not included in the calculation of diluted weighted-average shares, totaled 4.4 million shares and 1.8 million shares for the quarters ended September 30, 2026 and 2025, respectively, and 3.5 million shares and 1.8 million shares for the nine months ended September 30, 2026 and 2025, respectively.

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

Accelerating the Organization
Accelerating the Organization is an initiative aimed at elevating the Company’s performance and is designed to modernize ways of working across the Company, helping it become faster, more innovative and more efficient for its customers and people.
The Company incurred $154 million and $152 million of restructuring charges related to Accelerating the Organization in the nine months ended September 30, 2026 and 2025, respectively. These restructuring charges were recorded in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income. There were no significant non-cash impairment charges included in the amounts listed in the table below.
The following table summarizes the balance of accrued expenses related to this strategic initiative (in millions):

	Employee Termination Benefits	Costs to Terminate Contracts	Professional Services and Other Costs	Total
2026
Accrued Balance at Beginning of Year	$34	$4	$15	$53
Restructuring costs incurred	5	—	42	47
Cash payments	(3)	—	(41)	(44)
Other non-cash items	—	—	(1)	(1)
Accrued Balance at March 31, 2026	$36	$4	$15	$55
Restructuring costs incurred	—	—	51	51
Cash payments	(3)	(1)	(58)	(62)
Other non-cash items	—	—	—	—
Accrued Balance at June 30, 2026	$33	$3	$8	$44
Restructuring costs incurred	—	—	56	56
Cash payments	(2)	—	(45)	(47)
Other non-cash items	—	—	—	—
Accrued Balance at September 30, 2026	$31	$3	$19	$53
Of the $154 million of restructuring charges incurred in the nine months ended September 30, 2026, $152 million was recorded at Corporate and $2 million was recorded in the International Operated Markets.
Substantially all of the accrued restructuring balance recorded at September 30, 2026, related to the Company's Accelerating the Organization initiative, is expected to be paid out over the next twelve months.
The Company continues to evolve its ways of working by driving efficiency and effectiveness across the organization, primarily led by its Global Business Services ("GBS") organization. Transformation efforts under Accelerating the Organization will continue to result in various restructuring charges as the strategy progresses through its anticipated completion during 2027, with $850 million of total restructuring charges incurred since the initiative commenced in 2023. The Company currently expects to incur approximately $225 million of restructuring charges in 2026, primarily related to professional services costs.

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
The following table summarizes the amounts related to the Company’s primary equity method investees during the periods presented.

	September 30, 2026			December 31, 2025
In Millions	Percentage Ownership	Fair Value (Level 1)	Carrying Amount	Percentage Ownership	Fair Value (Level 1)	Carrying Amount
Grand Foods Holding	48%	N/A	$2,177	48%	N/A	$2,048
McDonald's Japan Holdings Co., Ltd	35%	$2,252	$700	35%	$1,915	$657
As of September 30, 2026, the aggregate carrying amount of the Company's investments in these equity method investees exceeded its proportionate share of the net assets of these equity method investees by $1.4 billion. This difference is not amortized. Management has concluded that there are no indicators of impairment related to these investments.
The following table summarizes the amounts recorded related to the Company's primary equity method investments during the nine months ended September 30, 2026 and 2025, respectively.

	Nine Months Ended September 30,
In Millions	2026	2025
Revenue	$459	$433
Equity in earnings	$157	$146
Accounts receivable	$97	$96
Dividends received	$17	$15

Income Taxes
The effective income tax rate was 22.0% and 22.8% for the quarters ended 2026 and 2025, respectively, and 21.2% and 21.4% for the nine months ended 2026 and 2025, respectively.

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
At September 30, 2026, the fair value of the Company’s debt obligations was estimated at $36.5 billion, compared to a carrying amount of $39.8 billion. The fair value of debt obligations is based upon quoted market prices, classified as Level 2 within the valuation hierarchy. The carrying amount of cash and equivalents and notes receivable approximate fair value.

Financial Instruments and Hedging Activities
The Company is exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations. The Company uses foreign currency denominated debt and derivative instruments to mitigate the impact of these changes. The Company does not hold or issue derivatives for trading purposes.
The following table presents the fair values of derivative instruments included on the Condensed Consolidated Balance Sheet:

	Derivative Assets			Derivative Liabilities
In millions	Balance Sheet Classification	September 30, 2026	December 31, 2025	Balance Sheet Classification	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Foreign currency	Prepaid expenses and other current assets	$60	$3	Accrued payroll and other liabilities	$(6)	$(117)
Interest rate	Prepaid expenses and other current assets	—	—	Accrued payroll and other liabilities	(8)	—
Foreign currency	Miscellaneous other assets	14	24	Other long-term liabilities	(3)	(12)
Interest rate	Miscellaneous other assets	—	—	Other long-term liabilities	—	(16)
Total derivatives designated as hedging instruments		$74	$27		$(17)	$(145)
Derivatives not designated as hedging instruments
Equity	Miscellaneous other assets	57	104
Total derivatives not designated as hedging instruments		$57	$104		$—	$—
Total derivatives		$131	$131		$(17)	$(145)
The following table presents the pre-tax amounts from derivative instruments affecting income and AOCI for the nine months ended September 30, 2026 and 2025, respectively:

	Location of gain or loss recognized in income on derivative	Gain (loss) recognized in AOCI		Gain (loss) reclassified into income from AOCI		Gain (loss) recognized in income on derivative

In millions		2026	2025	2026	2025	2026	2025
Foreign currency	Nonoperating income/expense	$46	$(165)	$(32)	$(24)
Interest rate	Interest expense	—	(10)	2	1
Cash flow hedges		$46	$(175)	$(30)	$(23)

Foreign currency denominated debt	Nonoperating income/expense	$493	$(1,562)
Foreign currency derivatives	Nonoperating income/expense	23	(225)
Foreign currency derivatives(1)	Interest expense					$30	$46
Net investment hedges		$516	$(1,787)			$30	$46

Foreign currency	Nonoperating income/expense					$(3)	$(9)
Equity	Selling, general & administrative expenses					(15)	10
Undesignated derivatives						$(18)	$1
(1)The amount of gain (loss) recognized in income related to components excluded from effectiveness testing.
Fair Value Hedges
The Company enters into fair value hedges to reduce the exposure to changes in fair values of certain liabilities. The Company enters into fair value hedges that convert a portion of its fixed rate debt into floating rate debt by use of interest rate swaps. At September 30, 2026, the carrying amount of fixed-rate debt that was effectively converted was an equivalent notional amount of $492 million, which included a decrease of $8 million of cumulative hedging adjustments. For the nine months ended September 30, 2026, the Company recognized an $8 million gain on the fair value of interest rate swaps, and a corresponding loss on the fair value of the related hedged debt instrument to interest expense.

Cash Flow Hedges
The Company enters into cash flow hedges to reduce the exposure to variability in certain expected future cash flows. To protect against the reduction in value of forecasted foreign currency cash flows (such as royalties denominated in foreign currencies), the Company uses foreign currency forwards to hedge a portion of anticipated exposures. The hedges cover up to the next 18 months for certain exposures and are denominated in various currencies. As of September 30, 2026, the Company had derivatives outstanding with an equivalent notional amount of $2.4 billion that hedged a portion of forecasted foreign currency denominated cash flows.
Based on market conditions at September 30, 2026, the $71 million in cumulative cash flow hedging gains, after tax, is not expected to have a significant effect on the Company's earnings over the next 12 months.
Net Investment Hedges
The Company uses foreign currency denominated debt (third-party and intercompany) and foreign currency derivatives to hedge its investments in certain foreign subsidiaries and affiliates. Realized and unrealized translation adjustments from these hedges are included in shareholders' equity in the foreign currency translation component of Other comprehensive income ("OCI") and offset translation adjustments on the underlying net assets of foreign subsidiaries and affiliates, which also are recorded in OCI. As of September 30, 2026, $15.4 billion of the Company's third-party foreign currency denominated debt, and $1.2 billion of foreign currency derivatives were designated to hedge investments in certain foreign subsidiaries and affiliates.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by its derivative counterparties. The Company did not have significant exposure to any individual counterparty at September 30, 2026 and has master agreements that contain netting arrangements. For financial reporting purposes, the Company presents gross derivative balances in its financial statements and supplementary data, including for counterparties subject to netting arrangements. Some of these agreements also require each party to post collateral if credit ratings fall below, or aggregate exposures exceed, certain contractual limits. At September 30, 2026, the Company was required to post $8 million of collateral due to the negative fair value of certain derivative positions.

Franchise Arrangements
Revenues from franchised restaurants consisted of:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025

Rents	$2,805	$2,762	$8,069	$7,752
Royalties	1,662	1,582	4,757	4,429
Initial fees	21	20	60	56
Revenues from franchised restaurants	$4,487	$4,363	$12,887	$12,238

Segment Information
The Company operates under the following global organizational structure, which reflects how management reviews and evaluates operating performance:
•U.S. segment - the Company's largest market. The segment is 96% franchised as of September 30, 2026.
•International Operated Markets segment - comprised of markets, or countries in which the Company owns and operates and franchises restaurants, including Australia, Canada, France, Germany, Italy, Poland, Spain and the U.K. The segment is 90% franchised as of September 30, 2026.
•International Developmental Licensed Markets & Corporate - comprised primarily of developmental licensee and affiliate markets in the McDonald’s System, including equity method investments in China and Japan, as well as Corporate activities. The International Developmental Licensed Markets are 99% franchised as of September 30, 2026.
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

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
In millions	2026	2025	2026	2025
U.S.	$2,785	$2,772	$8,194	$8,048
International Operated Markets	3,663	3,658	10,591	10,035
International Developmental Licensed Markets & Corporate	709	648	1,988	1,793
Total Revenues	$7,157	$7,078	$20,773	$19,876
U.S.	$324	$325	$967	$968
International Operated Markets	362	341	1,075	971
International Developmental Licensed Markets & Corporate	—	—	—	1
Total Franchised restaurants-occupancy expenses	$687	$666	$2,042	$1,940
U.S.	$667	$701	$2,029	$2,040
International Operated Markets	1,292	1,357	3,869	3,765
International Developmental Licensed Markets & Corporate	129	115	360	304
Total Company-operated restaurant expenses	$2,088	$2,172	$6,258	$6,109
U.S.	$145	$185	$432	$478
International Operated Markets	192	170	570	505
International Developmental Licensed Markets & Corporate	422	429	1,333	1,185
Total Selling, general, & administrative expenses	$759	$785	$2,335	$2,167
U.S.	$24	$63	$188	$235
International Operated Markets	20	28	51	108
International Developmental Licensed Markets & Corporate	(17)	7	12	80
Total Other segment expenses (income)*	$27	$98	$250	$423
U.S.	$1,625	$1,498	$4,578	$4,327
International Operated Markets	1,796	1,761	5,026	4,686
International Developmental Licensed Markets & Corporate	174	97	283	224
Total Operating income	$3,595	$3,357	$9,887	$9,237
U.S.	$332	$400	$963	$943
International Operated Markets	548	607	1,417	1,347
International Developmental Licensed Markets & Corporate	4	3	22	16
Total Capital expenditures	$884	$1,011	$2,401	$2,306
U.S.	$245	$249	$741	$742
International Operated Markets	212	201	642	579
International Developmental Licensed Markets & Corporate	110	109	315	303
Total Depreciation & amortization**	$567	$559	$1,698	$1,623

In millions	September 30, 2026	December 31, 2025
U.S.	$23,249	$23,008
International Operated Markets	28,000	27,487
International Developmental Licensed Markets & Corporate	9,407	9,020
Total Assets	$60,657	$59,515
*Other segment expenses (income) is the difference between revenues less the significant expenses disclosed and operating income. This includes other restaurant expenses and other operating expenses included in the Other operating (income) expense, net line within the Condensed Consolidated Statement of Income.
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
Overview
The Company franchises and owns and operates McDonald's restaurants, which serve a locally relevant menu of quality food and beverages in communities across more than 100 countries. Of the 46,554 McDonald's restaurants at September 30, 2026, approximately 95% were franchised.
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

Strategic Direction
McDonald’s > NEXT (the “Strategy”) is the Company’s long-term strategy to advance its ambition to be the first choice for more customers, more often. Through four interconnected pillars (Menu, Consumer, Restaurant and People), the Company intends to generate more demand and deliver it more efficiently to drive growth by elevating taste and quality, deepening customer relationships, improving customer and restaurant experiences and redefining hospitality.
The Strategy is intended to be an engine of growth and productivity. Elevating taste, quality and the customer experience is expected to create more first choice occasions. Creating more first-choice occasions is intended to drive guest-count growth. Guest-count growth, together with improved restaurant efficiency, is expected to strengthen restaurant economics. Stronger restaurant economics, in turn, are expected to create additional capacity to reinvest in the customer experience and future growth, reinforcing the cycle of growth and productivity. The Strategy is designed to drive durable comparable sales growth, increase market share, enhance restaurant productivity, support strong earnings growth and generate System and shareholder returns.
Purpose, Mission and Values
At the heart of the Strategy are the Company’s purpose, mission and values which underpin its success.
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
The Company believes that its people, all around the world, set it apart and bring these values to life daily. The Strategy continues to reflect and advance the Company’s purpose, mission and values and is comprised of four interconnected pillars.
Growth & Productivity Pillars
•Menu > NEXT is designed to elevate taste and quality through gold standard execution and disciplined menu innovation to drive stronger preference, more first choice occasions and increase baseline guest-count growth, while continuing to strengthen the Company’s position in its core categories: beef, chicken and beverages. As part of the Strategy, the Company aims to gain approximately 1.5 percentage points of market share in both the chicken and beverage categories by the end of 2030, versus September 2026 share, while maintaining its leadership position in the beef category. More broadly, value remains foundational to Menu > NEXT as the Company seeks to deliver the combination of great taste, quality, convenience and affordability that customers expect.
•Consumer > NEXT is designed to capitalize on McDonald’s brand fandom and further deepen individual customer relationships to generate more visits over time. The Company intends to leverage its distinctive brand assets, customer insights, loyalty ecosystem and digital capabilities to provide greater value to customers. These efforts are intended to generate more first-choice occasions, increase visit frequency and contribute to sustained guest-count-led growth over time.
•Restaurant > NEXT is designed to support growth and productivity through elevated execution, simplifying operations, modernizing restaurant design and deploying cloud-based and artificial intelligence (“AI”) enabled technology, such as our new generative AI restaurant operating system, ArchIQ, at scale. These initiatives are intended to make restaurants easier to operate, improve restaurant efficiency and support restaurant crew in consistently serving great-tasting food and delivering a strong customer experience. Through these efforts, the Company expects to deliver approximately 250 basis points of gross restaurant-level efficiency gains as Restaurant > NEXT elements are fully deployed across the U.S. and International Operated Markets.
•People > NEXT is designed to equip restaurant crew to deliver an improved level of hospitality that creates a better, more consistent experience for customers. Through Make It Golden, a multi-year Systemwide commitment to elevate the customer experience through great food and great hospitality that are uniquely McDonald’s, the Company intends to build capabilities that can be taught, measured and scaled across the System, and that strengthen customer preference and encourage repeat visits.
The Company intends to deploy the Strategy with discipline, pairing globally scaled solutions with local market insights. The timing and sequencing of initiatives will vary by market based on local factors including customer needs, restaurant readiness, technology prerequisites and local economics. To support implementation of the Strategy, the Company plans to provide approximately $8.5 billion in total cash partnering support through the end of 2036, including approximately $5 billion in cash partnering by the end of 2030, through a combination of rent relief and capital support. The Company believes the size, scale, agility and the power of the McDonald’s brand positions it well to execute on the Strategy and create long-term value for customers, franchisees and shareholders.
The Strategy is aligned with the Company’s capital allocation philosophy of (i) investing in opportunities to grow the business and drive strong returns, including capital expenditures and investments in technology and other capabilities, (ii) prioritizing its dividend and (iii) repurchasing shares with remaining free cash flow over time.

Third Quarter and Nine Months 2026 Financial Performance
Global comparable sales increased 1.5% for the quarter and 2.1% for the nine months.
•U.S. comparable sales decreased 0.2% for the quarter and increased 1.4% for the nine months. Comparable sales results for the quarter declined slightly as negative comparable guest counts were largely offset by positive check growth. Comparable sales for the nine months were primarily driven by positive check growth, including favorable product mix, partly offset by negative comparable guest counts.
•International Operated Markets comparable sales increased 1.4% for the quarter and 2.2% for the nine months. Most markets reflected positive comparable sales for both periods, led by Germany and Australia, as well as the U.K. for the nine months, partly offset by negative comparable sales in France for both periods.
•International Developmental Licensed Markets comparable sales increased 4.2% for the quarter and 3.2% for the nine months. Positive comparable sales for both periods were led by Japan, with all broader geographic regions reflecting positive comparable sales. Comparable sales results for both periods were partly offset by negative comparable sales in China.
In addition to the comparable sales results, the Company had the following financial results for the quarter and nine months:
•Consolidated revenues increased 1% (1% in constant currencies) for the quarter and 5% (2% in constant currencies) for the nine months.
•Systemwide sales increased 4% (4% in constant currencies) for the quarter and 6% (5% in constant currencies) for the nine months.
•Consolidated operating income increased 7% (7% in constant currencies) for the quarter and 7% (5% in constant currencies) for the nine months. Excluding current and prior year charges detailed in the Operating Income and Operating Margin section on page 28 of this report, consolidated operating income increased 8% (8% in constant currencies) for the quarter and 7% (5% in constant currencies) for the nine months.
•Diluted earnings per share was $3.51 for the quarter, an increase of 10% (11% in constant currencies) and $9.61 for the nine months, an increase of 8% (6% in constant currencies). Excluding current and prior year charges detailed in the Net Income and Diluted Earnings Per Share section on page 22 of this report, diluted earnings per share for the quarter was $3.57, an increase of 11% (11% in constant currencies) and $9.78, an increase of 8% (6% in constant currencies) for the nine months.
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

CONSOLIDATED OPERATING RESULTS
Dollars in millions, except per share data

Quarters Ended September 30,	2026	2025	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$4,487	$4,363	3%
Sales by Company-owned and operated restaurants	2,480	2,563	(3)
Other revenues	189	151	26
Total revenues	7,157	7,078	1
Operating costs and expenses
Franchised restaurants-occupancy expenses	687	666	3
Company-owned and operated restaurant expenses	2,088	2,172	(4)
Other restaurant expenses	167	135	23
Selling, general & administrative expenses
Depreciation and amortization	118	121	(2)
Other	641	664	(3)
Other operating (income) expense, net	(139)	(37)	n/m
Total operating costs and expenses	3,561	3,721	(4)
Operating income	3,595	3,357	7
Interest expense	408	406	—
Nonoperating (income) expense, net	(1)	1	n/m
Income before provision for income taxes	3,188	2,949	8
Provision for income taxes	702	671	5
Net income	$2,486	$2,278	9%
Earnings per common share-basic	$3.52	$3.20	10%
Earnings per common share-diluted	$3.51	$3.18	10%

Nine Months Ended September 30,	2026	2025	Inc/(Dec)
Revenues
Revenues from franchised restaurants	$12,887	$12,238	5%
Sales by Company-owned and operated restaurants	7,322	7,154	2
Other revenues	565	485	16
Total revenues	20,773	19,876	5
Operating costs and expenses
Franchised restaurants-occupancy expenses	2,042	1,940	5
Company-owned and operated restaurant expenses	6,258	6,109	2
Other restaurant expenses	496	424	17
Selling, general & administrative expenses
Depreciation and amortization	340	333	2
Other	1,995	1,834	9
Other operating (income) expense, net	(245)	(1)	n/m
Total operating costs and expenses	10,885	10,639	2
Operating income	9,887	9,237	7
Interest expense	1,217	1,172	4
Nonoperating (income) expense, net	4	(75)	n/m
Income before provision for income taxes	8,666	8,140	6
Provision for income taxes	1,835	1,740	5
Net income	$6,831	$6,399	7%
Earnings per common share-basic	$9.64	$8.96	8%
Earnings per common share-diluted	$9.61	$8.92	8%
n/m Not meaningful

Impact of Foreign Currency Translation
The impact of foreign currency translation on consolidated operating results for the quarter primarily reflected the weakening of most major currencies against the U.S. Dollar, primarily driven by the Euro, partly offset by the strengthening of the Australian Dollar. Results for the nine months ended September 30, 2026 primarily reflected the strengthening of most major currencies against the U.S. Dollar, primarily driven by the Euro and the Australian Dollar.
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

IMPACT OF FOREIGN CURRENCY TRANSLATION
Dollars in millions, except per share data
			Currency Translation Benefit/ (Cost)
Quarters Ended September 30,	2026	2025	2026
Revenues	$7,157	$7,078	$1
Franchised margins	3,800	3,697	(6)
Company-owned and operated margins	392	391	1
Selling, general & administrative expenses	759	785	—
Operating income	3,595	3,357	(8)
Net income	2,486	2,278	(8)
Earnings per share-diluted	$3.51	$3.18	$(0.01)

			Currency Translation Benefit/ (Cost)
Nine Months Ended September 30,	2026	2025	2026
Revenues	$20,773	$19,876	$429
Franchised margins	10,844	10,298	192
Company-owned and operated margins	1,064	1,044	27
Selling, general & administrative expenses	2,335	2,167	(21)
Operating income	9,887	9,237	194
Net income	6,831	6,399	115
Earnings per share-diluted	$9.61	$8.92	$0.16

Net Income and Diluted Earnings per Share
For the quarter, net income increased 9% (9% in constant currencies) to $2,486 million, and diluted earnings per share increased 10% (11% in constant currencies) to $3.51. Foreign currency translation had a negative impact of $0.01 on diluted earnings per share.
For the nine months, net income increased 7% (5% in constant currencies) to $6,831 million, and diluted earnings per share increased 8% (6% in constant currencies) to $9.61. Foreign currency translation had a positive impact of $0.16 on diluted earnings per share.
Results for 2026 included the following:
•Net pre-tax charges of $56 million, or $0.06 per share, for the quarter and $155 million, or $0.17 per share, for the nine months, primarily related to restructuring charges associated with the Company's internal effort to modernize ways of working (Accelerating the Organization)
Results for 2025 included the following:
•Net pre-tax charges of $39 million, or $0.04 per share, for the quarter and $148 million, or $0.16 per share, for the nine months, primarily related to restructuring charges associated with Accelerating the Organization
Excluding the above items, results for the quarter and nine months ended September 30, 2026 were primarily driven by higher Other operating income and higher sales-driven Franchised margins. Results for the nine months were partly offset by higher Selling, general and administrative expenses.
During the quarter, the Company paid a dividend of $1.86 per share, or $1.3 billion, resulting in total dividends paid for the nine months of $4.0 billion. Additionally, during the quarter, the Company repurchased 1.9 million shares of stock for $519 million, resulting in total purchases for the nine months of 6.2 million shares, or $1.8 billion. In September 2026, the Company declared a 4% increase in its quarterly cash dividend to $1.93 per share, payable on December 15, 2026.

NET INCOME AND EARNINGS PER SHARE-DILUTED RECONCILIATION
Dollars in millions, except per share data

	Quarters Ended September 30,
	Net Income				Earnings per share - diluted
	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$2,486	$2,278	9%	9%	$3.51	$3.18	10%	11%
(Gains)/Charges, net of tax	43	30			0.06	0.04
Non-GAAP	$2,529	$2,308	10%	10%	$3.57	$3.22	11%	11%

	Nine Months Ended September 30,
	Net Income				Earnings per share - diluted
	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP	$6,831	$6,399	7%	5%	$9.61	$8.92	8%	6%
(Gains)/Charges, net of tax	119	114			0.17	0.16
Non-GAAP	$6,950	$6,513	7%	5%	$9.78	$9.08	8%	6%

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
Franchised restaurants represented approximately 95% of McDonald's restaurants worldwide at September 30, 2026. The Company's heavily franchised business model is designed to generate stable and predictable revenue, which is largely a function of franchisee sales, and resulting cash flow streams.

REVENUES
Dollars in millions
Quarters Ended September 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$1,943	$1,906	2%	2%
International Operated Markets	2,007	1,962	2	3
International Developmental Licensed Markets & Corporate	537	496	8	8
Total	$4,487	$4,363	3%	3%
Company-owned and operated sales
U.S.	$742	$790	(6)%	(6)%
International Operated Markets	1,591	1,645	(3)	(3)
International Developmental Licensed Markets & Corporate	147	128	15	3
Total	$2,480	$2,563	(3)%	(4)%
Total Franchised revenues and Company-owned and operated sales
U.S.	$2,685	$2,696	—%	—%
International Operated Markets	3,598	3,606	—	—
International Developmental Licensed Markets & Corporate	684	625	10	7
Total	$6,967	$6,927	1%	1%

Total Other revenues	$189	$151	26%	26%

Total Revenues	$7,157	$7,078	1%	1%

Nine Months Ended September 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Franchised revenues
U.S.	$5,635	$5,485	3%	3%
International Operated Markets	5,724	5,354	7	3
International Developmental Licensed Markets & Corporate	1,527	1,398	9	7
Total	$12,887	$12,238	5%	3%
Company-owned and operated sales
U.S.	$2,255	$2,306	(2)%	(2)%
International Operated Markets	4,675	4,518	3	—
International Developmental Licensed Markets & Corporate	392	330	19	3
Total	$7,322	$7,154	2%	—%
Total Franchised revenues and Company-owned and operated sales
U.S.	$7,890	$7,791	1%	1%
International Operated Markets	10,400	9,872	5	2
International Developmental Licensed Markets & Corporate	1,919	1,728	11	6
Total	$20,208	$19,391	4%	2%

Total Other revenues	$565	$485	16%	15%

Total Revenues	$20,773	$19,876	5%	2%
•Total Franchised revenues and Company-owned and operated sales increased 1% (1% in constant currencies) for the quarter and increased 4% (2% in constant currencies) for the nine months. Both periods benefited from positive franchised sales performance across all segments and positive Company-owned and operated sales performance at the International Developmental Licensed Markets. The International Operated Markets and the International Developmental Licensed Markets also benefited from the positive impact of foreign currency translation for the nine months.

Comparable Sales
The following table presents the percent change in comparable sales for the quarters and nine months ended September 30, 2026 and 2025:

	Increase/(Decrease)
	Quarters Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S.	(0.2)%	2.4%	1.4%	0.5%
International Operated Markets	1.4	4.3	2.2	2.6
International Developmental Licensed Markets	4.2	4.7	3.2	4.6
Total Company	1.5%	3.6%	2.1%	2.2%

Systemwide Sales and Franchised Sales
The following table presents the percent change in Systemwide sales for the quarter and nine months ended September 30, 2026:

SYSTEMWIDE SALES*
	Quarter Ended September 30, 2026		Nine Months Ended September 30, 2026
	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	1%	1%	3%	3%
International Operated Markets	3	4	8	5
International Developmental Licensed Markets	9	9	10	8
Total Company	4%	4%	6%	5%
*Unlike comparable sales, the Company has not excluded sales from hyperinflationary markets from Systemwide sales as these sales are the basis on which the Company calculates and records revenues.

Franchised sales are not recorded as revenues by the Company, but are the basis on which the Company calculates and records franchised revenues and are indicative of the financial health of the franchisee base. The following table presents franchised sales and the related increases/(decreases) for the quarters and nine months ended September 30, 2026 and 2025:

FRANCHISED SALES
Dollars in millions
Quarters Ended September 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$13,582	$13,376	2%	2%
International Operated Markets	11,931	11,439	4	5
International Developmental Licensed Markets	10,113	9,279	9	9
Total	$35,625	$34,093	4%	5%

Ownership type
Conventional franchised	$25,293	$24,635	3%	3%
Developmental licensed	6,500	5,885	10	11
Foreign affiliated	3,833	3,573	7	8
Total	$35,625	$34,093	4%	5%

Nine Months Ended September 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$39,493	$38,378	3%	3%
International Operated Markets	33,885	31,135	9	5
International Developmental Licensed Markets	28,616	26,143	9	8
Total	$101,994	$95,656	7%	5%

Ownership type
Conventional franchised	$72,821	$69,047	5%	4%
Developmental licensed	18,384	16,486	12	9
Foreign affiliated	10,789	10,123	7	7
Total	$101,994	$95,656	7%	5%

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

RESTAURANT MARGINS
Dollars in millions
			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Quarters Ended September 30,	2026	2025
Franchised
U.S.	$1,619	$1,581	2%	2%
International Operated Markets	1,645	1,620	2	2
International Developmental Licensed Markets & Corporate	537	496	8	8
Total	$3,800	$3,697	3%	3%
Company-owned and operated
U.S.	$75	$90	(16)%	(16)%
International Operated Markets	299	288	4	4
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$392	$391	—%	—%
Total restaurant margins
U.S.	$1,694	$1,671	1%	1%
International Operated Markets	1,943	1,908	2	2
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$4,192	$4,088	3%	3%

			Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
Nine Months Ended September 30,	2026	2025
Franchised
U.S.	$4,668	$4,517	3%	3%
International Operated Markets	4,650	4,383	6	2
International Developmental Licensed Markets & Corporate	1,527	1,397	9	7
Total	$10,844	$10,298	5%	3%
Company-owned and operated
U.S.	$226	$266	(15)%	(15)%
International Operated Markets	806	752	7	4
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$1,064	$1,044	2%	(1)%
Total restaurant margins
U.S.	$4,893	$4,783	2%	2%
International Operated Markets	5,456	5,136	6	3
International Developmental Licensed Markets & Corporate	n/m	n/m	n/m	n/m
Total	$11,908	$11,342	5%	3%
n/m Not meaningful
•Franchised margins for both periods benefited from positive franchised sales performance across all segments. The nine months also benefited from the positive impact of foreign currency translation in the International Operated Markets and the International Developmental Licensed Markets. Franchised margins represented approximately 90% of restaurant margin dollars.
•Company-owned and operated margins for both periods in the U.S. primarily reflected the impact of ongoing inflationary cost pressures. The International Operated Markets for the nine months benefited from the positive impact of foreign currency translation, partly offset by the impact of ongoing inflationary cost pressures.

•Total restaurant margins included depreciation and amortization expense of $448 million and $438 million for the quarters ended 2026 and 2025, respectively, and $1.4 billion and $1.3 billion for the nine months ended 2026 and 2025, respectively.
Selling, General & Administrative Expenses
•Selling, general and administrative expenses decreased $25 million, or 3% (3% in constant currencies) for the quarter and increased $168 million, or 8% (7% in constant currencies) for the nine months. The decrease in Selling, general & administrative expenses for the quarter primarily resulted from incremental spend on marketing initiatives in the prior year. Results for the nine months primarily reflected higher employee costs, including incentive-based compensation, and costs related to the 2026 Worldwide Owner/Operator convention.
•Selling, general and administrative expenses as a percent of Systemwide sales were 2.1% for both the nine months ended September 30, 2026 and 2025, respectively.
Other Operating (Income) Expense, Net

OTHER OPERATING (INCOME) EXPENSE, NET
Dollars in millions

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Gains on sales of restaurant businesses	$(97)	$(35)	$(167)	$(50)
Equity in earnings of unconsolidated affiliates	(75)	(63)	(197)	(180)
Asset dispositions and other (income) expense, net	(23)	21	(36)	81
Impairment and other charges (gains), net	56	39	155	148
Total	$(139)	$(37)	$(245)	$(1)
•The increase in gains on sales of restaurant businesses for both periods reflected more sales of restaurants in the U.S., with the nine months also reflecting more sales of restaurants in the International Operated Markets.
•Equity in earnings of unconsolidated affiliates for both periods primarily reflected higher equity in earnings in China as a result of improved restaurant operating performance.
•The change in asset dispositions and other (income) expense, net for both periods primarily reflected higher gains on sale of excess properties.
•Impairment and other charges (gains), net reflected net pre-tax charges primarily related to restructuring charges associated with Accelerating the Organization.

Operating Income

OPERATING INCOME & OPERATING MARGIN
Dollars in millions
Quarters Ended September 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$1,625	$1,498	8%	8%
International Operated Markets	1,796	1,761	2	2
International Developmental Licensed Markets & Corporate	174	97	79	79
Total	$3,595	$3,357	7%	7%

Nine Months Ended September 30,	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
U.S.	$4,578	$4,327	6%	6%
International Operated Markets	5,026	4,686	7	4
International Developmental Licensed Markets & Corporate	283	224	26	16
Total	$9,887	$9,237	7%	5%

Operating margin	47.6%	46.5%

•Operating income increased $239 million, or 7% (7% in constant currencies), for the quarter and $650 million, or 7% (5% in constant currencies), for the nine months. Results reflected net pre-tax charges of $56 million and $39 million for the quarters ended 2026 and 2025, respectively, and $155 million and $148 million for the nine months ended 2026 and 2025, respectively, primarily related to restructuring charges associated with Accelerating the Organization.

OPERATING INCOME & OPERATING MARGIN RECONCILIATION*
Dollars in millions

	Quarters Ended September 30,				Nine Months Ended September 30,
	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation	2026	2025	Inc/ (Dec)	Inc/ (Dec) Excluding Currency Translation
GAAP operating income	$3,595	$3,357	7%	7%	$9,887	$9,237	7%	5%
(Gains)/Charges	56	39			155	148
Non-GAAP operating income	$3,651	$3,396	8%	8%	$10,042	$9,385	7%	5%

Non-GAAP operating margin					48.3%	47.2%
*Refer to the Impairment and other charges (gains), net line within the Other Operating (Income) Expense, Net section on page 27 for details of the charges in this table.
•Excluding the current and prior year charges shown in the table above, operating income increased 8% (8% in constant currencies) for the quarter and 7% (5% in constant currencies) for the nine months. Results for both periods primarily reflected higher sales-driven Franchised margins and higher Other operating income across all segments. Results for the nine months were partly offset by higher Selling, general, and administrative expenses in International Developmental Licensed Markets & Corporate.
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

Interest Expense
•Interest expense was flat (increased 1% in constant currencies) for the quarter and increased 4% (3% in constant currencies) for the nine months. Results for the nine months primarily reflected higher average interest rates and the impact of foreign currency translation.
Nonoperating (Income) Expense, Net

NONOPERATING (INCOME) EXPENSE, NET
Dollars in millions
	Quarters Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income	$(6)	$(26)	$(25)	$(63)
Foreign currency and hedging activity	3	33	36	25
Other (income) expense, net	2	(6)	(8)	(37)
Total	$(1)	$1	$4	$(75)
•Interest income for both periods decreased due to lower average cash balances and lower average interest rates.
Income Taxes
•The effective income tax rate was 22.0% and 22.8% for the quarters ended 2026 and 2025, respectively, and 21.2% and 21.4% for the nine months ended 2026 and 2025, respectively.
Cash Flows
The Company has a long history of generating significant cash from operations and has substantial credit capacity to fund operating and discretionary spending to invest in opportunities to grow the business, such as restaurant development, in addition to funding debt service payments, dividends and share repurchases.
Cash provided by operations totaled $8.3 billion and exceeded capital expenditures by $5.9 billion for the nine months ended September 30, 2026. Cash provided by operations increased compared to the nine months ended September 30, 2025, primarily due to improved operating results.
Cash used for investing activities totaled $2.5 billion for the nine months ended September 30, 2026, a decrease compared to the nine months ended September 30, 2025, primarily due to higher proceeds from sales of restaurants.
Cash used for financing activities totaled $5.4 billion for the nine months ended September 30, 2026, an increase of $1.5 billion compared to the nine months ended September 30, 2025. The increase was primarily due to lower bond issuances in the current year, partly offset by lower bond repayments.

2026 Outlook
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
•The Company expects 2026 capital expenditures to be about $3.7 billion, with the majority directed towards new restaurant unit expansion across the U.S. and International Operated Markets. Globally, the Company expects to open about 2,500 restaurants in 2026, with about 700 restaurants opening in the U.S. and International Operated Markets, and developmental licensees and affiliates contributing capital towards approximately 1,800 restaurant openings in their respective markets. The Company expects approximately 2,100 net restaurant additions in 2026.
•The Company expects to achieve a free cash flow conversion rate for 2026 in the low-to-mid 80% range.

Long-Term Outlook
Over the long-term, the Company expects to achieve the following financial targets.
•The Company expects net restaurant unit expansion will contribute nearly 2.5% to 2027 Systemwide sales growth, in constant currencies, moderating to about 2% by the end of 2030.
•The Company expects full year Selling, general and administrative expenses of about 1.9% of Systemwide sales by the end of 2030.
•The Company expects full year operating margin percent to be in the low-to-mid 50% range by the end of 2030.
•The Company expects about $3 billion of annual baseline capital expenditures plus $1.5 billion to $2 billion of cumulative capital partnering support to accelerate deployment of Restaurant > NEXT from 2027 through the end of 2030, based on current foreign currency exchange rates.
•The Company is targeting 50,000 global units by the end of 2028.
•The Company expects to achieve a full year free cash flow conversion rate in the mid-to-high 80% range by the end of 2030.

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
STRATEGY AND BRAND
If we do not successfully evolve and execute against our business strategies, we may not be able to drive business growth and productivity.
To drive Systemwide sales, operating income, operating margin and free cash flow growth, our business strategies - including the components of our McDonald’s > NEXT growth and productivity strategy, which builds upon the foundation of our Accelerating the Arches strategy - must be effective in maintaining and strengthening customer appeal, capturing additional market share, driving guest count growth and improving restaurant-level productivity. Whether these strategies are successful depends mainly on our System’s ability to:
•capitalize on our global scale, iconic brand fandom, local market presence, technology and infrastructure to build upon our historic strengths and competitive advantages;
•elevate the taste and quality of our food and beverages through Gold Standard execution and innovation of our menu to deliver food that customers seek and create experiences that drive guest count growth and capture unmet demand;
•balance delivering great taste, quality, value and convenience to our customers with profitability;
•build upon our investments to transform and enhance the customer experience, including evolving how we grow our brand through globally-scaled campaigns that are purposefully designed to be carried by fans and creators and building deeper customer relationships through our loyalty program, to drive more frequent visits;
•run great restaurants by deploying artificial intelligence (“AI”)-enabled technology, including ArchIQ, to make it easier for crews to work more efficiently and deliver exceptional customer service;
•achieve excellence in execution, including by equipping restaurant teams across the System, including those of our franchisees, with the training, tools and operating standards needed to deliver excellent food and hospitality, including through our Make It Golden Systemwide commitment to elevate the customer experience;
•accelerate our existing strategies, including through growth opportunities and building Company data, analytics and AI capabilities that unlock greater speed, innovation and efficiency and support ongoing efforts to reduce costs; and
•evolve and adjust our strategies in response to, among other things, changing consumer behavior, and other events impacting our results of operations and liquidity.
The various elements of our McDonald’s > NEXT strategy are expected to be implemented over a multi-year period, with timing and sequencing to vary across our markets based on, among other factors, customer needs, restaurant and technology readiness, local economic conditions and franchisee capacity. As a result, the anticipated financial, efficiency and other benefits of these initiatives may be realized later than expected or not at all. If we are delayed or unsuccessful in evolving or executing against our strategies, including in the transition from Accelerating the Arches to McDonald’s > NEXT, if the execution of our strategies proves to be more difficult, costly or time consuming than expected, or if our strategies do not yield the desired results, our business, financial condition and results of operations may suffer.
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

If we do not anticipate and address industry trends and evolving consumer preferences and effectively execute our pricing, promotional, marketing and menu plans, our business could suffer.
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
Consumer acceptance of our menu offerings is subject to change for a variety of reasons, and some changes can occur rapidly. For example, health, environmental and other scientific studies and practices, continuously evolve and may have contradictory implications, drive popular opinion and regulation and alter consumer behavior in ways that affect the IEO segment or perceptions of our brand, generally or relative to available alternatives. Shifts in consumer behavior and dietary guidelines or preferences, including those resulting from increased use of weight-loss medications such as GLP-1s could affect consumption patterns and reduce demand for certain menu offerings. Our McDonald’s > NEXT strategy includes introducing more flexible portion sizes and expanding high-protein and other menu options to account for changes to dietary guidelines and use of weight loss medications. These changes may not achieve customer acceptance, could increase complexity in our restaurant operations and supply chain and may not offset any reduction in guest counts or average check resulting from changes in consumer eating habits. In addition, the extent and longevity of the use of weight-loss medications, as well as their longer-term effects on consumer behavior and consumption patterns, remain uncertain and could vary by market.
Our ability to build upon our strengths and advantages also depends on the impact of pricing, promotional, marketing and menu plans across the System, and the ability to adjust these plans to respond quickly and effectively to evolving customer behavior and preferences, as well as shifting economic and competitive conditions. Existing or future pricing strategies and marketing plans, as well as the value proposition they represent, are expected to continue to be important components of our business strategy. However, they may not be successful, or may not be as successful as the efforts of our competitors, which could negatively impact sales, guest counts and market share.
Additionally, we operate in a complex and costly advertising environment. Our marketing and advertising programs may not be successful in reaching consumers in the way we intend. Our success depends in part on whether the allocation of our advertising and marketing resources across different channels, including digital, allows us to reach consumers effectively, efficiently and in ways that are personal and meaningful to them. If our advertising and marketing programs are not successful, or are not as successful as those of our competitors, our sales, guest counts and market share could decrease.
Our investments to transform and enhance the customer experience, including through technology, training and hospitality initiatives, may not generate the expected results.
Our long-term business objectives depend on the successful Systemwide execution of our strategies. We continue to build upon our investments in restaurant development, technology, restaurant crew training, digital engagement and delivery in order to transform and enhance the customer experience. As part of these investments, we are continuing to place emphasis on improving our service model and strengthening relationships with customers, in part through digital channels and loyalty initiatives, mobile ordering and payment systems, and enhancing our drive thru technologies, which efforts may not generate expected results. We also continue to expand and refine our delivery initiatives, including through integrating delivery and mobile ordering. Utilizing a third-party delivery service may not have the same level of profitability as a non-delivery transaction and may introduce additional food quality, food safety and customer satisfaction risks. Our McDonald’s > NEXT strategy and Make It Golden hospitality elevation commitment also include investments in Systemwide training and generative AI-enabled technologies intended to improve the customer experience through great food and great hospitality via restaurant execution and efficiency, the success of which depends on franchisee alignment, workforce capabilities and effective adoption and deployment across our markets. If these customer experience initiatives are not successfully executed, or if we do not fully realize the intended benefits of these significant investments, our business results may suffer.

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
We have registered certain trademarks and have other trademark registrations pending in the U.S. and certain foreign jurisdictions. The trademarks that we currently use have not been, and may never be, registered in all of the countries outside of the U.S. in which we do business or may do business in the future. It may be costly and time consuming to protect our intellectual property, particularly in rapidly evolving areas, and the steps we have taken to do so in the U.S. and foreign countries may not be adequate. In addition, the steps we have taken may not adequately ensure that we do not infringe the intellectual property of others, and third parties may claim infringement by us in the future. In particular, we may be involved in intellectual property claims, including often aggressive or opportunistic attempts to enforce patents used in information technology systems, which might affect our operations and results. Any claim of infringement, whether or not it has merit, could, particularly in rapidly evolving areas, be time-consuming, or result in costly litigation and could also have an adverse impact on our business.
We cannot ensure that franchisees and other third parties who hold licenses to our intellectual property will not take actions that adversely affect the value of our intellectual property. Moreover, rapid technological developments, including AI-driven tools, may increase our exposure to existing intellectual property risks, including theft or unlicensed use, intellectual property disputes and enforcement challenges.
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
Disruptions in operations or price volatility in a market can also result from governmental actions (whether proposed or realized, unilateral or bilateral), such as price, foreign exchange or trade-related tariffs or controls, trade policies and regulations, sanctions and counter sanctions, government-mandated closure of our, our franchisees’ or our suppliers’ operations and asset seizures. Some or all of the above-referenced disruptions or volatility can also result from acts of war, terrorism or other hostilities. Such governmental actions may have a broader impact on macroeconomic conditions, geopolitical tensions, anti-American sentiment, consumer demand and the ability of us and our franchisees to operate in certain geographic areas, which in turn may have an adverse impact on our business and financial results.
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
We depend on the effectiveness of our supply chain management to assure a reliable and sufficient supply of quality products, equipment and other materials on favorable terms. Although many of these items are sourced from a wide variety of suppliers in countries around the world, certain items have limited suppliers, which increases our reliance on those suppliers. Supply chain interruptions and related price increases have in the past and may in the future adversely affect us as well as our suppliers and franchisees, whose performance may have a significant impact on our results. Such interruptions and price increases could be caused by shortages, inflationary pressures, tariffs, unexpected increases in demand, transportation-related issues, labor-related issues, technology-related issues, weather-related events, natural disasters, geopolitical tensions, acts of war, terrorism or other hostilities, or other factors beyond our control or that of our suppliers or franchisees. Interruptions in our System’s supply chain or ineffective contingency planning can increase our costs, impact ingredient quality, delay new restaurant openings, and/or limit the quality or availability of products, equipment and other materials that are critical to our System’s operations or to restaurant development.
Our franchise business model presents a number of risks.
Our success as a heavily franchised business relies to a large degree on the financial success and cooperation of our franchisees, including our developmental licensees and affiliates. Our restaurant margins arise from two sources: fees from franchised restaurants (e.g., rent and royalties based on a percentage of sales) and, to a lesser degree, sales from Company-owned and operated restaurants. Our franchisees manage their businesses independently and therefore are responsible for the day-to-day operation of their restaurants. The revenues we realize from franchised restaurants are largely dependent on the ability of our franchisees to grow their sales. Business risks affecting our operations also affect our franchisees. If franchisee sales trends worsen, or if any of such business risks materialize or intensify, our financial results could be negatively affected, which may be material.
Our success also relies on the willingness and ability of our franchisees and affiliates to implement major initiatives, such as the restaurant modernization, operational, technological and training initiatives contemplated by our McDonald’s > NEXT strategy, which may include financial investment, and to remain aligned with us on operating, value/promotional and capital-intensive reinvestment plans. The ability of franchisees to contribute to the achievement of our plans is dependent in large part on the availability to them of funding at reasonable interest rates and may be negatively impacted by the financial markets in general, by their or our creditworthiness or by banks’ lending practices. If our franchisees are unwilling or unable to invest in major initiatives or are unable to obtain financing at commercially reasonable rates, or at all, our future growth and results of operations could be adversely affected.
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
Information technology system failures or interruptions, breaches of network security or misuse of technology tools may impact our operations or cause reputational harm.
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
Security incidents and breaches have occurred from time to time and may occur in the future involving our systems, the systems of the parties with whom we communicate or collaborate (including franchisees) or the systems of third-party providers. Additionally, cybersecurity threats continue to become more sophisticated, including AI-enabled attacks and deepfake technology. Incidents may include unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, deepfakes and other malicious uses of AI, introduction of malware or ransomware and other disruptive problems caused by hackers or unintentional events. Certain of these technology systems contain personal, confidential, financial and other information of our customers, employees, franchisees and their employees, suppliers and other third parties, as well as financial, proprietary and other confidential information related to our business. Despite response procedures and measures in place in the event an incident occurs, an event could result in disruptions, shutdowns, or a security breach including the theft or unauthorized disclosure of certain of the above-described information. The actual or alleged occurrence of any of these types of incidents could result in mitigation costs, reputational damage, adverse publicity, loss of consumer confidence, reduced sales and profits, complications in executing our growth initiatives and regulatory and legal risk, including administrative fines, criminal or civil penalties or civil liabilities.

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
In addition, the AI tools we are incorporating into certain aspects of our business may not generate the intended efficiencies, may increase our exposure to risks (both known and unknown), and could adversely impact our business results. These risks include potential operational disruptions, data integrity issues, and unintended consequences from algorithmic decision-making. Further, emerging global and U.S. regulations governing AI use – including requirements for responsible use, transparency, bias mitigation, accountability, and explainability – may impose significant compliance obligations and increase reputational risk. Failure to comply with these standards or to effectively manage associated risks, including ethical considerations such as fairness, non-discrimination, and responsible deployment, could result in regulatory penalties, litigation, operational setbacks or adverse brand perceptions.
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
We are subject to legal and compliance risks and associated liability related to privacy and data protection requirements, including those associated with our technology-related services and platforms made available to business partners, customers, employees, franchisees or other third parties. An increasing number of our markets have enacted privacy and data protection requirements (including the European Union’s General Data Protection Regulation and various U.S. state-level laws), and further requirements are likely to be proposed or enacted in the future. Failure to comply with these privacy and data protection laws could result in legal proceedings and substantial administrative fines, criminal or civil penalties or civil liabilities and materially adversely impact our financial results or brand perceptions. Additionally, as we expand digital engagement, data collection and personalization through AI, we face new and heightened risks under laws and regulations, including U.S. state-level regulations and the EU AI Act. Non-compliance or misuse of personal data could lead to significant fines, litigation and reputational harm.
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
Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, consumer behavior, labor availability and supply chain management, as well as local operations in impacted markets, all of which can adversely affect our business, financial results and outlook. Governmental responses to health epidemics or pandemics, including operational restrictions and temporary restaurant closures, can also affect the foregoing items and adversely affect our business and financial results. The duration and scope of a health epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. A health epidemic or pandemic may also heighten other risks disclosed in these Risk Factors, including, but not limited to, those related to the availability and costs of labor and commodities, supply chain interruptions, consumer behavior and consumer perceptions of our brand and industry.

Changes in commodity and other operating costs could adversely affect our results of operations.
The profitability of our Company-owned and operated restaurants depends in part on our ability to anticipate and react to changes in commodity costs, including food, paper, supplies, fuel and utilities, as well as distribution and other operating costs, including labor. Volatility in certain commodity prices and fluctuations in labor costs have adversely affected and in the future could adversely affect our operating results by impacting restaurant profitability. The commodity markets for some of the ingredients we use, such as beef and chicken, are particularly volatile due to factors such as seasonal shifts, climate conditions, industry demand and other macroeconomic conditions, international commodity markets, food safety concerns, product recalls, government regulation and acts of war, terrorism or other hostilities, all of which are beyond our control and, in many instances, unpredictable. Our System can only partially address future price risk through hedging and other activities, and therefore increases in commodity costs could have an adverse impact on our profitability.
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
In recent years, there has been an increasing focus by stakeholders – including employees, franchisees, customers, suppliers, governmental and non-governmental organizations and investors – on environmental and social impact matters. A failure, whether real or perceived, to address environmental and social impact matters or to achieve progress on our environmental and social impact initiatives as intended, could adversely affect our business, including by heightening other risks disclosed in these Risk Factors, such as those related to consumer behavior, brand perception, labor availability and costs, supply chain interruptions, commodity costs and legal and regulatory complexity. Stakeholder expectations may vary significantly, so our taking a position, whether real or perceived, on environmental and social impact, public policy, geopolitical and similar matters could also adversely impact our business. Increasing scrutiny of such initiatives, including via legislative, regulatory or administrative developments and enforcement priorities, may create compliance challenges, reputational risks and potential litigation exposure.
The standards we set for ourselves regarding environmental and social impact matters, and our ability to meet such standards, may also impact our business. For example, we are working to manage risks and costs to our System related to climate change, greenhouse gases, and diminishing energy and water resources, and we have announced initiatives relating to, among other things, climate action, sustainability and responsible sourcing. In addition, we are engaging in social impact initiatives, including community engagement, philanthropy and our commitment to inclusion. We have faced increased scrutiny related to reporting on and achieving these initiatives, as well as continued public focus on similar matters, such as packaging and waste, animal health and welfare, deforestation and land use. We have also experienced increased pressure from stakeholders to provide expanded disclosure and establish additional commitments, targets or goals, and take actions to meet them, which could expose us to additional market, operational, execution and reputational costs and risks. These additional commitments may or may not overlap, and may in some cases conflict, with new disclosure required in these areas. Moreover, addressing environmental and social impact matters requires Systemwide as well as third party coordination and alignment, over which we do not have complete control and which may be unpredictable. The standards by which certain environmental and social impact matters are measured are also evolving and subject to assumptions that could change over time.
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

Item 4. Controls and Procedures
Disclosure Controls
An evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2026. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of such date to provide reasonable assurances that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Except for these changes, the Company’s management, including the CEO and CFO, confirm there has been no change in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table presents information related to repurchases of common stock the Company made during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2026	853,497	$273.79	853,497	$11,498,131,539
August 1-31, 2026	619,356	271.51	619,356	11,329,969,897
September 1-30, 2026	465,344	251.45	465,344	11,212,958,001
Total	1,938,197	$267.70	1,938,197
*Subject to applicable law, the Company may repurchase shares directly in the open market, in privately negotiated transactions or pursuant to derivative instruments and plans complying with Rule 10b5-1 under the Exchange Act, among other types of transactions and arrangements.
(1)As disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, the Company's Board of Directors approved a share repurchase program on November 21, 2024, effective January 1, 2025 with no specified expiration date, that authorized the purchase of up to $15.0 billion of the Company's outstanding common stock.

Item 5. Other Information
Rule 10b5-1 Trading Plans
In accordance with the disclosure requirement set forth in Item 408(a) of Regulation S-K, the following table discloses the officers (as defined in Rule 16a-1(f) under the Exchange Act) and directors who adopted a contract, instruction or written plan for the sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) during the quarter ended September 30, 2026. These trading plans were adopted during an open trading window.

Name / Title	Type of Plan	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Jonathan Banner / EVP – Global Chief Impact Officer	Rule 10b5-1 trading plan	August 10, 2026	November 30, 2026	1,500	Sale of shares
Morgan Flatley / EVP – Global Chief Marketing Officer	Rule 10b5-1 trading plan	August 18, 2026	November 16, 2027	12,651[1]	Sale of shares
Desiree Ralls-Morrison / EVP – Global Chief Legal Officer	Rule 10b5-1 trading plan	August 28, 2026	December 31, 2027	25,416[2]	Sale of shares, and exercise and sale of stock options
[1] Represents 4,291 vested shares and a maximum of 8,360 shares that are eligible to vest pursuant to Ms. Flatley's 2024 performance-based restricted stock unit ("PRSU") award. The actual number of shares that will vest under Ms. Flatley's 2024 PRSU award will depend upon the Company's performance against certain pre-established targets and will determine the number of shares that may ultimately be sold pursuant to the trading plan.
[2] Represents 16,892 vested shares and a maximum of 8,524 shares that are eligible to vest pursuant to Ms. Ralls-Morrison's 2024 PRSU award. The actual number of shares that will vest under Ms. Ralls-Morrison's 2024 PRSU award will depend upon the Company's performance against certain pre-established targets and will determine the number of shares that may ultimately be sold pursuant to the trading plan.
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

McDONALD’S CORPORATION (Registrant)

/s/ Ian F. Borden
Date:	November 6, 2026	Ian F. Borden
Executive Vice President and Global Chief Financial Officer